Form 10-Q
period 2005-09-30
Gregg Appliances Inc
filed 2005-11-14
CIK 1318157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      To

Commission file number 333-126486

Gregg Appliances, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1049508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4151 East 96th Street Indianapolis, IN	46240
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 848-8710

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes     ☒  No

The number of shares of Gregg Appliances, Inc.’s common stock outstanding as of November 14, 2005 was 14,243,550.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended September 30, 2005

Part I: Financial Information

ITEM I.	Condensed Consolidated Financial Statements

GREGG APPLIANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended		Six Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)
	(In thousands)
Net sales	$212,897	$184,513	$397,914	$343,473
Cost of goods sold	147,535	122,160	269,283	232,852

Gross profit	65,362	62,353	128,631	110,621
Selling, general and administrative expenses	62,615	54,921	121,102	103,050
Stock-based compensation	—	6,700	—	6,721
Restructuring charge	1,320	—	1,320	—

Income from operations	1,427	732	6,209	850

Other expense (income):
Interest expense	4,812	295	9,538	534
Interest income	(80)	(303)	(169)	(498)
Minority interest	—	827	—	311

Total other expense (income)	4,732	819	9,369	347

Income (loss) before income taxes	(3,305)	(87)	(3,160)	503
Income tax expense	852	—	957	—

Net income (loss)	$(4,157)	$(87)	$(4,117)	$503

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND MARCH 31, 2005

	September 30, 2005	March 31, 2005
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$16,872	$11,277
Accounts receivable – trade	5,007	3,272
Accounts receivable – other	15,251	8,892
Merchandise inventories	95,853	76,817
Deferred commissions	3,683	3,670
Land held for sale	1,359	1,359
Prepaid expenses and other current assets	2,981	3,431
Deferred income taxes	4,361	6,999

Total current assets	145,367	115,717

Property and equipment:
Land	936	936
Building and improvements	3,519	3,519
Machinery and equipment	8,519	7,903
Office furniture and equipment	34,536	31,719
Vehicles	7,847	7,790
Signs	3,067	2,824
Leasehold improvements	25,321	22,047
Construction in progress	4,115	3,062

	87,860	79,800
Less accumulated depreciation and amortization	40,526	35,974

Net property and equipment	47,334	43,826

Other assets:
Deferred commissions	5,804	6,265
Deposits	2,774	7,858
Cash surrender value of life insurance	—	1,096
Deferred financing costs	10,626	10,997
Deferred income taxes	108,439	106,724
Other	524	621

	128,167	133,561

Total assets	$320,868	$293,104

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – third party	$8,867	$—
Accounts payable – vendors	53,513	28,651
Customer deposits	13,510	12,562
Accrued liabilities	30,100	32,980
Deferred revenue on extended maintenance agreements	22,927	22,844

Total current liabilities	128,917	97,037

Long-term liabilities:
Long-term debt	182,511	182,285
Deferred revenue on extended maintenance agreements	35,973	38,805
Other long-term liabilities	8,127	7,824

Total long–term liabilities	226,611	228,914

Total liabilities	$355,528	$325,951

Stockholders’ deficit:
Preferred stock; no par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2005 and March 31, 2005	—	—
Common stock; no par value; 52,500,000 shares authorized; 14,233,550 and 13,970,000 shares issued and outstanding as of September 30, 2005 and March 31, 2005	113,596	111,054
Accumulated deficit	(148,018)	(143,901)

	(34,422)	(32,847)
Less: Note receivable for common stock	238	—
Total stockholders’ deficit	(34,660)	(32,847)

Total liabilities and stockholders’ deficit	$320,868	$293,104

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Six Months Ended
	September 30, 2005	September 30, 2004
	(Unaudited) (In thousands)
Cash flow from operating activities:
Net income (loss)	$(4,117)	$503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,166	4,675
Amortization of deferred financing costs	780	—
Accretion of original issue discount	226	—
Stock–based compensation	—	6,721
Loss on disposal of assets	48	245
Deferred income taxes	923	—
Restructuring charge	1,320	—
Minority interest	—	311
Changes in operating assets and liabilities:
Accounts receivable – trade	(1,735)	(472)
Accounts receivable – other	(6,359)	(4,979)
Merchandise inventories	(19,036)	(20,839)
Prepaid expenses and other current assets	547	558
Deferred commissions	448	65
Deposits	5,084	1,394
Accounts payable – third parties	8,867	3,804
Accounts payable – vendors	24,862	20,913
Deferred revenue on extended maintenance agreements	(2,749)	(217)
Customer deposits	948	1,311
Other accrued liabilities	(3,195)	2,358
Other long–term liabilities	303	1,456

Net cash provided by operating activities	12,331	17,807

Investing activities:
Purchases of property and equipment	(9,797)	(5,391)
Payments on note receivable for common stock	—	230
Advances on note receivable – related parties	—	(16,551)
Purchase of land held for sale	—	(962)
(Increase) decrease in cash surrender value of life insurance	1,096	(54)
Proceeds from sales of property and equipment	70	38

Net cash used in investing activities	(8,631)	(22,690)

Financing activities:
Repayments of mortgage notes payable	—	(177)
Proceeds from line of credit	—	1,700
Proceeds from notes payable – related parties	—	21,584
Payments on notes payable – related parties	—	(12,940)
Payment on financing costs	(503)	—
Proceeds from issuance of common stock	2,398	—
Distributions to stockholders	—	(14,384)
Minority interest	—	(915)

Net cash provided by (used in) financing activities	1,895	(5,132)

Net increase (decrease) in cash and cash equivalents	5,595	(10,015)
Cash and cash equivalents:
Beginning of period	11,277	10,333

End of period	$16,872	$318

Supplemental disclosure of cash flow information:
Interest paid	$8,084	$327
Non cash item – note receivable for common stock	238	—

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

1. Nature of Organization

Description of Business

On October 19, 2004, Gregg Appliances, Inc., an Indiana corporation, (the Company), entered into an Agreement and Plan of Merger, as amended, with Gregg Investment Corporation, LLC (GIC), an entity formed by an affiliate of Freeman Spogli & Co. LLC, to consummate a recapitalization of the Company. The recapitalization was effected on February 3, 2005. Under the terms of the Agreement and Plan of Merger, GIC merged with and into Gregg Appliances, Inc. and Gregg Appliances, Inc. survived the merger.

Gregg Appliances, Inc. is a specialty retailer of consumer electronics, home appliances and related services operating under the names hhgregg® and Fine Lines®. At September 30, 2005, the Company had 62 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all adjustments necessary, consisting of normal recurring adjustments, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto as of and for the year ended March 31, 2005 included in our Registration Statement on Form S-4, as filed with the SEC on September 30, 2005. The condensed consolidated results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of revenue and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Gregg Appliances, Inc. and its wholly-owned subsidiary, HHG Distributing, LLC (HHG). HHG is inactive and its assets consist of a 5% ownership interest in a distributing company, totaling $100,000, accounted for on the cost method.

The condensed consolidated financial statements also include the financial statements of certain special-purpose entities owned by related parties through the date of the Company’s recapitalization on February 3, 2005. The special-purpose entities all had fiscal years ended December 31. The Company believes that use of the different fiscal period for these entities has not had a material impact on the Company’s consolidated financial position, results of operations, or liquidity. All significant intercompany balances and transactions have been eliminated in consolidation. Effective as of the recapitalization, Gregg Appliances, Inc., is no longer required to consolidate the special-purpose entities as an implicit guarantee no longer exists due to changes in majority ownership and corporate governance of the Company.

Reclassifications

Certain amounts shown in the prior-period condensed consolidated financial statements have been reclassified to conform with the current period condensed consolidated financial statement presentation. These reclassifications had no effect on net income (loss) or stockholders’ deficit as previously presented.

2. Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires all entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic value-based method previously allowable under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R will be effective for annual reporting periods beginning on or after June 15, 2005. The Company will adopt SFAS No. 123R effective April 1, 2006 and expects that the adoption will have a material impact on its consolidated net income (loss).

3. Inventories

Inventories consisted of the following at September 30, 2005 and March 31, 2005 (in thousands):

	September 30, 2005	March 31, 2005
Appliances	$28,416	$25,934
Electronics	66,751	49,271
Service parts	686	1,612

	$95,853	$76,817

4. Common Stock and Stock Options

In July 2005, 263,550 units of Common Stock were issued to certain employees and directors of the Company at a fair value of $10.00 per share in exchange for cash proceeds of $2,398,000 and notes receivable of $237,500 which have been classified as an offset to equity in the accompanying condensed consolidated balance sheet as of September 30, 2005. The notes accrue interest at 6.0% per, payable in arrears commencing on May 31, 2006 and on each succeeding May 31 thereafter with respect to the interest accrued during the previous twelve-month period ending March 31 until the notes are paid in full. The principal balance of each note and all accrued and unpaid interest on such note is payable in full by each borrower on the seventh anniversary of the date of such note.

The Company accounts for activity under its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25. Accordingly, the Company does not recognize compensation expense in connection with employee stock option grants because stock options are granted at exercise prices not less than fair value of the common stock at the date of grant. FASB Statement No. 123, Accounting for Stock-Based Compensation, and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FASB Statement No. 123, as amended.

In July 2005, 1,749,000 options to purchase Series A Common Stock were issued to certain employees and directors of the Company under the 2005 Stock Option Plan dated March 8, 2005. 874,500 options were issued at $10.00 per share, 437,250 options were issued at $15.00 per share and 437,250 options were issued at $20.00 per share. The options vest over a three year period with a seven year term.

The following table shows the effect on net income had the Company applied the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Three Months Ended September 30,
	2005	2004
Net loss, as reported	$(4,157)	$(87)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	—	6,700
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(53)	(3,167)

Pro forma net income (loss)	$(4,210)	$3,446

	Six Months Ended September 30,
	2005	2004
Net earnings (loss), as reported	$(4,117)	$503
Add stock-based employee compensation expense included in reported net income (loss), net of tax	—	6,721
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(53)	(3,188)

Pro forma net income (loss)	$(4,170)	$4,036

5. Debt

Debt outstanding consisted of the following at September 30, 2005 and March 31, 2005 (in thousands):

	September 30, 2005	March 31, 2005
Revolving credit facility	$—	$—
9% senior notes, due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	165,000	165,000
6% junior subordinated notes, due on a semi-annual basis on February 1 and August 1 through February 1, 2015, net of discount of $7,489 and $7,715, respectively	17,511	17,285

Total long-term debt	$182,511	$182,285

In connection with its recapitalization on February 3, 2005, the Company issued $165 million in unsecured 9% senior notes. Interest on the notes is payable in arrears twice a year on February 1 and August 1. The notes will mature on February 3, 2013. On September 1, 2005, the interest on the senior notes increased to 9.25% per annum pursuant to section 4 of the Registration Rights

Agreement dated February 3, 2005 between the Company and the initial purchasers of the notes. The interest rate increase remained in effect until the Registration Statement covering the exchange offer with respect to the notes was declared effective by the Securities and Exchange Commission (the SEC) and the exchange offer was consummated. On November 4, 2005, the exchange offer was consummated and the interest rate consequently decreased to 9.0% per annum.

The Company’s senior notes contain certain restrictive covenants which, among other things, limit indebtedness, lions, mergers and consolidations, asset sales, dividends and other distributions and transactions with affiliates. The senior notes also contain customary affirmative covenants as to, among other things, financial statements. The senior notes also contain customary events of default, including non-payment of principal, interest or fees, covenant violations, cross defaults, bankruptcy or insolvency, change of control and material adverse changes to our business. The Company was in compliance with all such covenants as of our last measurement date of September 30, 2005.

On February 3, 2005 the Company also issued to certain of its stockholders, $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 1, 2015. The discount on the note of $7.8 million will be accreted to interest expense through the maturity date. Accretion of the discount was approximately $0.2 million during the first six months of fiscal 2006 and is included in interest expense in the accompanying condensed consolidated statement of operations.

The Company has a revolving credit agreement with a bank group for up to $75 million. The facility includes a $25 million sub-limit for letters of credit. Borrowings under the revolving credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. The Company pays an annual commitment fee of 3/8% on the unused portion of the facility.

The interest rate based on the bank’s prime rate as of September 30, 2005 was 7.00%. As of September 30, 2005, under the revolving credit facility, the Company had no cash borrowings outstanding and $5.8 million of letters of credit outstanding which expire through June 30, 2006. As of September 30, 2005, the total borrowing availability under the revolving credit facility was $38.5 million.

The Company’s revolving credit facility contains customary restrictive covenants which, among other things, limit indebtedness, lions, mergers and consolidations, asset sales, dividends and other distributions and transactions with affiliates. The Company is also required to maintain a fixed charge coverage ratio (as defined therein) if excess availability under the facility is less than $8.5 million. The revolving credit facility also contains customary events of default, including non-payment of principal, interest or fees, covenant violations, cross defaults, bankruptcy or insolvency, change of control and material adverse changes to our business.

6. Restructuring

In September 2005, the Company announced that it would outsource its product service and repair offerings. The charges related to this restructuring initiative will be recorded as the various stages of the initiative take effect in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred.

In connection with this restructuring, the Company recorded pre-tax charges of approximately $1.3 million for the three months ended September 30, 2005. The pre-tax restructuring charges are composed of (in thousands):

	Asset Impairments	Severance and Benefits Costs	Total
Total charge	$1,020	$300	$1,320
Cash payments	—	—	—
Charge against assets	(1,020)	—	(1,020)

Balance as of September 30, 2005	$—	$300	$300

Asset impairments relate primarily to the write-down of property, plant and equipment, resulting from the outsourcing of the Company’s product service and repair offerings. The fair values of the impaired long-lived assets were determined primarily using probability weighted expected cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The severance and benefits costs relate to a reduction in the Company’s product service and repair workforce of approximately 240 employees at September 30, 2005. These severance and benefits costs were recorded as of the announcement date in accordance with SFAS No. 146 and will be paid within 60 days of the announcement date.

In addition to the above restructuring charges, the Company also incurred additional charges resulting from the decision to exit the product service and repair business during the three and six months ended September 30, 2005. These charges were as follows (in thousands):

Markdowns of service parts inventory within Cost of Goods Sold	$900
Bad debt charge within Selling, General and Administrative	300

$1,200

7. Income Taxes

Prior to February 3, 2005, Gregg Appliances, Inc. was organized as an S corporation. Accordingly, the allocable share of taxable income or loss was includable in the tax returns of the stockholders and income taxes were not reflected in the Company’s financial statements. Following the recapitalization, Gregg Appliances, Inc. no longer qualified as an S corporation and became subject to U.S. federal and certain state and local income taxes applicable to C corporations.

Subsequent to the recapitalization and change to C corporation status, the Company began recognizing deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are expected to reverse, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

For the six months ended September 30, 2005, the income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes due to the following (in thousands):

Six Months Ended September 30, 2005
Computed “expected” tax benefit	$(1,106)
State income tax benefit, net of federal income tax	(158)
Change in state income tax rates and apportionment	2,057
Non-deductible permanent differences	166
Other, net	(2)

$957

8. Related Party Transactions

In September 2005, the Chairman and Chief Executive Officer of the Company, along with certain members of his immediate family, acquired the whole life insurance policy benefiting the Company. No gain or loss was recognized on the sale of the policy as the purchase price of $1.1 million was equal to the book value and cash surrender value on the date of sale.

9. Subsequent Event

In October 2005, General Electric Company (GE) assumed the Company’s product service obligations for its previously sold extended service plans (ESPs). By November 15, 2005, the Company will pay GE approximately $21.5 million for GE’s assumption of these obligations. Going forward, GE will be the obligor on all ESPs sold by the Company. In October 2005, the Company will recognize a pre-tax gain of approximately $27.9 million from the elimination of the obligations under its ESPs.

Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-4, as filed with the SEC on September 30, 2005 and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. We believe it is helpful to read our MD&A in conjunction with the Consolidated Financial Statements contained in our Registration Statement on Form S-4, as filed with the SEC on September 30, 2005 as well as the unaudited interim financial statements included herein.

Our Recapitalization

On October 19, 2004, we entered into an Agreement and Plan of Merger, as amended, with Gregg Investment Corporation, or GIC, an entity formed by an affiliate of Freeman Spogli & Co. LLP to recapitalize our company. Immediately following the consummation of our recapitalization on February 3, 2005, GIC owned 80.01% of our outstanding common stock and the remaining 19.99% of our common stock was held by three of our management stockholders. GIC and our former stockholders made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the recapitalization as an asset purchase for tax purposes. This had the effect of significantly increasing the tax basis of our assets and thereby lowering our cash taxes. In accordance with EITF 94-10, “Accounting by a Company for the Income Tax Effect of Transactions among or with Its Shareholders”, under FASB Statement No. 109, the tax benefit of the recapitalization transaction was recorded as an equity transaction. The total deferred taxes at February 3, 2005 as a result of these transactions were $115.5 million. For all periods prior to the recapitalization, we operated as an S corporation for federal and state income tax purposes and our taxable income was taxed at the stockholder level rather than at the corporate level. Following the recapitalization, we no longer qualified as an S corporation, and we became subject to U.S. federal and certain state and local income taxes applicable to C corporations. In addition, as a result of the accounting treatment for the recapitalization, our stockholders’ equity account was negative because the payments to our stockholders, whose shares of our capital stock were redeemed in the recapitalization, served to reduce retained earnings.

Consolidation of Certain Related Party Entities

Prior to the consummation of our recapitalization, we had certain relationships and related party transactions requiring consolidation for accounting purposes under Financial Accounting Standards Board Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities”. A detailed description of these relationships and related party transactions can be found in our Registration Statement on Form S-4, filed with the SEC on September 30, 2005.

Effective upon the closing of the recapitalization on February 3, 2005, we were no longer required to consolidate these entities because we were no longer under common control with them and there was no longer an implicit guarantee.

As a result of the consolidation of the related party entities, our historical consolidated statements of operations reflect:

•	a decrease in rent expense included in selling, general and administrative expenses due to the elimination of rent expense owed to the variable interest entities;

•	an increase in depreciation and amortization expense included in selling, general and administrative expense related to the properties leased to us by the variable interest entities;

•	an increase in gain on sale of property related to the leased properties owned by the related party entities;

•	an increase in interest expense related to the third-party secured debt on properties that we leased from related party entities; and

•	a minority interest by related party entities.

For a more complete description of the impact of the adoption of FIN 46R on our historical consolidated financial statements, see footnotes 1(s) and 10 in the notes to our Condensed Consolidated Financial Statements and the table of selected statement of income data for our company in “Results of Operations” in our Registration Statement on Form S-4, filed with the SEC on September 30, 2005.

Overview

We are a specialty retailer of premium video products, including digital televisions and home theater systems, brand name appliances, audio products and accessories. As of September 30, 2005, our stores averaged approximately 30,000 square feet and generated annualized net sales per store of approximately $13.8 million for stores open at least 14 months. As of September 30, 2005, we operated 62 retail stores located in major urban and suburban areas in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

Over the past several years, we have added stores in existing markets where we believe we can gain market share from our competitors and leverage our distribution network and advertising costs. We have also expanded into new markets where we believe there is significant underlying demand for our product mix and customer services as well as an attractive demographic profile. For example, to capitalize on the growth and strong demographics of the Southeastern United States, we entered the Atlanta market in April 2003 with the opening of five stores and entered the Charlotte market in April 2005, initially opening two stores. Consistent with our initial market development plan, we have continued building out the Georgia, North Carolina and South Carolina markets where we operated 15 stores as of September 30, 2005. In addition, we plan to open three new stores in South Carolina, one new store in both North Carolina and Ohio, and relocate one store in Ohio during the third quarter of fiscal 2006.

We plan to continue to add stores in existing markets and expand into high-growth contiguous regions. We target markets that meet our demographic and competitive criteria, including areas that demonstrate above-average economic growth, strong new housing starts and remodeling activity and a favorable percentage of our target consumers. Our markets typically include most or all of our major competitors. Consistent with our expansion in the past, we plan to continue to follow our disciplined approach to build store density in each major market and distribution area in order to establish critical mass, which in the past has helped us to achieve strong market share and realize operating efficiencies.

For each new market, we develop a market plan that establishes annual revenue and market share targets for the entire market and includes a store roll-out plan aimed at achieving those targets. As we build out a market, our most recently opened stores may reduce the comparable store sales performance of other stores. This occurs because a newly-opened store may be more convenient for a customer than an existing store, thus drawing some sales away from the existing store. This potential impact on comparable store performance is acceptable to us as long as our total share of a market and our total market sales are meaningfully increasing over the prior period. After we have completed building out a market and our stores have reached targeted performance levels, which together usually has taken 18 to 30 months, we focus more on comparable store sales for that market.

Both the consumer electronics and home appliance industries have grown over the past several years, driven by new product innovations and introductions particularly in the premium segment that we target. In general, average selling prices for major appliances have remained relatively constant for the last three fiscal years because appliance prices are not as impacted by technological advancements as are electronics prices. This aspect has added stability to our sales performance relative to our consumer electronics-focused competitors. By contrast, the consumer electronics industry depends on new products to drive sales and profitability. Typically, these new products are introduced at relatively high price points, which are then gradually reduced to spur consumer demand. For example, customer demand for advanced digital and high definition video products, notably flat screen, plasma and thin profile LCD and DLP televisions, has increased dramatically as price points for these products have fallen from their initial levels in excess of $10,000. As prices for these products fall below $3,000, more of our customers are purchasing them, with the result that the average selling price of the televisions we carry and the quantity we sell have risen in each of the last three fiscal years.

As this trend in consumer electronic products has occurred, mature categories such as DVD players, camcorders and audio products have become commoditized and therefore experienced price declines and reduced margins. As certain of our products become commodities, we focus on the next generation of products, such as plasma and LCD televisions, while carefully managing the selection of commoditized products that we offer. We must continue to shift our sales mix to newer, higher-margin items or increase our unit sales at a rate greater than the decline in product prices. Our past experience is that we have been able to shift our product mix to newer, higher-margin products.

Digital products, such as home theater systems, have become increasingly complex and require sophisticated instruction and, in many cases, home installation. Consequently, our strategy of employing knowledgeable sales personnel and providing superior post-sale support is well-suited to meet customer demand for these products. Additionally, most major appliances require home delivery and installation, further leveraging our delivery and installation expertise. The majority of our large screen television and major appliance customers purchase our delivery or installation service.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances and these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and/or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. We use estimates throughout our financial statements, but the accounting policies and estimates we consider most critical, in addition to the policy discussed above under “Consolidation of Certain Related Party Entities,” are described below.

Vendor Allowances. We receive funds from our vendors for volume rebates, marketing support, training and other discount and promotional programs, which we record on an accrual basis as a reduction of either the related expense or the related product cost. The majority of our vendors support us with cooperative advertising. The programs generally are negotiated at least annually and are based on purchases of product. If an individual vendor were to discontinue its support of us through cooperative advertising, we would purchase our products through vendors who would support us through allowances and we would expect to incur a similar level of advertising expenditures.

We accrue allowances based on the satisfaction of terms of the program and sales of qualifying products even though we may not receive the allowances until the end of a quarter or year. When we record vendor allowances we must determine the period in which they should be recognized in the statements of operations and whether they should be reflected as adjustments to cost of goods sold or the related expense, as provided in EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. If the programs provide reimbursement for specific, incremental and identifiable costs incurred to promote a vendor’s products, the allowances, credits, or payments are recorded as a reduction of the related expense in the period in which the cost is incurred. We also deduct amounts for cooperative advertising from our payments to manufacturers for inventory purchases based on individual agreements with our manufacturers. For all other vendor programs, the allowances, credits or payments are recorded as a reduction to the related inventory cost (rather than as a reduction to advertising expense) and therefore recognized in cost of goods sold when the product is sold. Net advertising expense for the six months ended September 30, 2005 and 2004 was $19.2 million and $16.5 million, respectively.

Self-Insured Liabilities. We are self-insured for certain losses related to workers’ compensation, general and auto liability, and health insurance. We obtain third-party insurance coverage to limit our exposure to certain of these claims. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience, loss estimates and information provided by third-party administrators. We periodically review our assumptions, estimates and the information provided by third-party administrators to determine the adequacy of our reserves for our self-insured liabilities. Our reserves for self-insurance were $4.0 million and $3.5 million at September 30, 2005 and March 31, 2005, respectively.

Key Operating Measures

We use the following key measures to evaluate and assess our business.

Comparable Store Sales. For purposes of our consolidated financial statements, we define our comparable store base to include net sales at our stores and our internet site, operating for at least 14 full months, including remodeled and relocated locations. As of September 30, 2005, we included 54 stores in our comparable store base. We monitor comparable store sales daily, weekly, monthly and annually by product category, region, store and sales associate. Our analysis of comparable store sales provides us with the information to make strategic merchandising and marketing decisions.

Gross Profit. Gross profit measures the profitability of our sales, and is defined by us as net sales less cost of goods sold. We analyze gross profit at every level of our business, from the company as a whole to individual sales personnel and specific products and categories. We use gross profit measurements to focus our advertising and to manage our product offering in order to increase sales of higher-margin products.

Inventory Productivity. We measure our inventory productivity to ensure that we are offering the best-selling mix of products and stocking optimal levels of merchandise in our distribution system in order to maximize our sales and cash flow. Included in inventory productivity is inventory turnover, which we define as our cost of goods sold divided by our average of beginning and ending inventory for the same period. We measure inventory productivity through to the individual SKU level to ensure that we are carrying the best-selling products and to eliminate underperforming items.

Description of Certain Line Items

Following is a description of additional components of certain line items from our condensed consolidated financial statements.

Net Sales. Net sales consists of gross revenues from sales of products, delivery and installation and other services, net of promotions, rebates and discounts. Net sales also include revenues from sales of our extended service plans (ESPs), which are less than 10% of net sales. When we are the obligor on the ESP, we recognize revenue from the sale of the ESP ratably over the life of the contract. When the obligor on the ESP is a third party, we recognize commission revenue from the sale of the ESP at the time of sale, net of the portion paid to the third-party obligor.

Cost of Goods Sold. Cost of goods sold is defined as the cost of gross inventory sold, including any handling charges, in-bound freight expenses and physical inventory losses, less the amortized portion of certain vendor allowances. Because we do not include costs related to our distribution facilities in cost of goods sold, our gross profit may not be comparable to that of other retailers that include these costs in cost of goods sold and in the calculation of gross profit.

Selling, General & Administrative Expense (SG&A). SG&A includes all our costs (other than cost of goods sold) including wages, rent, net advertising costs, depreciation and amortization, taxes (other than income taxes), insurance, utilities, delivery costs, distribution costs, service expense, repairs and maintenance of stores and equipment, and other general administrative expenses.

Other Expense (Income). Other expense (income) includes interest expense, interest income, minority interest and other, net.

Deferred Revenue on Extended Maintenance Agreements. Deferred revenue on ESPs represents the liability recognized on our balance sheet with respect to sales of ESPs under which we are the obligor. We amortize the deferred revenue on extended maintenance agreements ratably over the life of the ESP.

Results of Operations

Summary of Key Operating Trends for our Company on a Consolidated and De-consolidated Basis

We are disclosing results of operations on a consolidated and de-consolidated basis because effective as of the recapitalization, Gregg Appliances Inc. is no longer required to consolidate the variable interest entities, as an implicit guarantee no longer exists due to changes in majority ownership and corporate governance. As of February 3, 2005, the results of the variable interest entities are not included in our consolidated results.

Certain Operating Information

The following table reflects our operating results on a consolidated basis including the variable interest entities for the periods indicated as a percentage of net sales.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.3	66.2	67.7	67.8

Gross profit	30.7	33.8	32.3	32.2
Selling, general and administrative expenses	29.4	29.8	30.4	30.0
Stock-based compensation	—	3.6	—	2.0
Restructuring charges	0.6	—	0.3	—

Income from operations	0.7	0.4	1.6	0.2
Other expense (income)	2.2	0.4	2.4	0.1
Income tax expense	0.4	—	0.2	—

Net income (loss)	(2.0)%	—%	(1.0)%	0.1%

Certain percentage amounts do not sum to total due to rounding.

The following table reflects our operating results on a de-consolidated basis excluding the variable interest entities for the periods indicated as a percentage of net sales.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.3	66.2	67.7	67.8

Gross profit	30.7	33.8	32.3	32.2
Selling, general and administrative expenses	29.4	30.3	30.4	30.2
Stock-based compensation	—	3.6	—	2.0
Restructuring charges	0.6	—	0.3	—

Income from operations	0.7	(0.1)	1.6	0.1
Other expense (income)	2.2	(0.1)	2.4	(0.1)
Income tax expense	0.4	—	0.2	—

Net income (loss)	(2.0)%	—%	(1.0)%	0.1%

Certain percentage amounts do not sum to total due to rounding.

The following table reflects our operating results on a de-consolidated basis excluding the variable interest entities for the periods indicated (in thousands).

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales	$212,897	$184,513	$397,914	$343,473
Cost of goods sold	147,535	122,160	269,283	232,852

Gross profit	65,362	62,353	128,631	110,621
Selling, general and administrative expenses	62,615	55,888	121,102	103,648
Stock-based compensation	—	6,700	—	6,721
Restructuring charges	1,320	—	1,320	—

Income from operations	1,427	(235)	6,209	252
Other expense (income)	4,732	(148)	9,369	(251)
Income tax expense	852	—	957	—

Net income (loss)	$(4,157)	$(87)	$(4,117)	$503

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales. Net sales for the three months ended September 30, 2005 increased 15.4% as sales increased to $212.9 million compared to $184.5 million for the comparable prior year period. This increase in net sales was primarily attributable to the net addition of seven stores during the past twelve months coupled with a 2.8% increase in comparable stores sales for the second quarter of fiscal 2006. During the past twelve months, there have been three new store openings in Georgia, one in Alabama, three in North Carolina, and one in South Carolina, as well as one store closing in Ohio as the result of its lease expiration. The comparable store sales improvement was largely due to strong performance in the major appliance and video categories, particularly in flat panel televisions, partially offset by weaker tube television sales.

Gross Profit. Gross profit for the three months ended September 30, 2005 increased 4.8% to $65.4 million from $62.4 million for the three months ended September 30, 2004. As a percentage of net sales, our gross profit margin decreased by 3.1% to 30.7% for the three months ended September 30, 2005 from 33.8% for the three months ended September 30, 2004. The decrease in gross profit margin was primarily due to the year-over-year timing of rebates received from vendors which are treated as a reduction of inventory in accordance with EITF 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, along with a decrease in core product margins and a $0.9 million charge to reduce service parts to their net realizable value in connection with the outsourcing of our product repair and services described below.

Selling, General and Administrative Expenses. On a consolidated basis, SG&A expenses for the three months ended September 30, 2005 increased 14.0% to $62.6 million from $54.9 million for the three months ended September 30, 2004. As a percentage of net sales, SG&A expenses decreased by 0.4% from 29.8% of net sales for the three months ended September 30, 2004 to 29.4% for the three months ended September 30, 2005. As adjusted to remove the impact of the consolidation of our variable interest entities, SG&A expenses for the three months ended September 30, 2005 increased 12.0% to $62.6 million from $55.9 million for the three months ended September 30, 2004. As a percentage of net sales, SG&A expenses, adjusted for de-consolidation, decreased by 0.9% from 30.3% of net sales for the three months ended September 30, 2004 to 29.4% for the three months ended September 30, 2005. The decrease in SG&A expense on a de-consolidated basis as a percentage of net sales for the three months ended September 30, 2005 resulted primarily from decreased advertising expense resulting from the timing of cash consideration received from vendors versus the amount of advertising spent in the period for specific vendors’ programs, partially offset by increases in professional fees, bad debt expense related to the write-off of product repair and services’ receivables, and depreciation.

Stock-Based Compensation: During the three months ended September 30, 2004, the Company recognized stock-based compensation expense of $6.7 million related to the outstanding stock issued in exchange for a non-recourse note and stock appreciation rights representing variable awards under APB Opinion No. 25 and related interpretations. Accordingly, stock-based compensation expense was recorded to reflect the increase in fair value of the Company’s common stock prior to our recapitalization. No stock-based compensation expense was recognized for the three months ended September 30, 2005 in accordance with APB Opinion No. 25 as the stock options granted are fixed awards and the exercise price of the stock options granted are equal to or greater than the fair value of the common stock on the date of grant.

Restructuring Charges: In connection with our transition to outsourcing our product service and repair services, we recorded restructuring charges of $1.3 million during the three months ended September 30, 2005 in accordance with SFAS No. 146 and SFAS No. 144. These charges represented asset impairments of certain long-lived assets and severance and benefits costs. The severance and benefits costs will result in cash outflow while the asset impairments have been recognized as non-cash charges against the specific assets.

Other Expense (Income). Other expense (income) on a consolidated basis increased from expense of $0.8 million for the three months ended September 30, 2004 to expense of $4.7 million for the three months ended September 30, 2005. The increase in expense on a consolidated basis reflects an increase of $4.5 million in interest expense due to notes issued in connection with our recapitalization. As adjusted to remove the impact of consolidation of our variable interest entities, other expense (income) decreased from income of $0.1 million for the three months ended September 30, 2004 to expense of $4.7 million. The decrease on a de-consolidated basis reflects an increase of $4.7 million in interest expense due to notes issued in connection with our recapitalization.

Income Tax Expense. Prior to February 3, 2005, our company was organized as an S corporation. Accordingly, the allocable share of taxable income or loss was includable in the tax returns of the stockholders and income taxes were not reflected in our financial statements. Following the recapitalization, we no longer qualify as an S corporation and are now subject to U.S. federal and certain state and local income taxes applicable to C corporations. During the three months ended September 30, 2005, we recorded deferred income tax expense of $0.8 million, primarily the result of certain state income tax rate and apportionment changes and $0.1 million of current state tax expense.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

Net Sales. Net sales for the six months ended September 30, 2005 increased 15.9% to $397.9 million from $343.5 million for the six months ended September 30, 2004. This increase in sales was largely due to the net addition of seven stores during the past twelve months coupled with a 4.3% increase in comparable store sales for the first six months of fiscal 2006. The comparable store sales performance was primarily driven by sales growth in the major appliances and video categories, with gains in flat panel television sales significantly outpacing the sales decline in tube televisions.

Gross Profit. Gross profit for the six months ended September 30, 2005 increased 16.3% to $128.6 million from $110.6 million for the six months ended September 30, 2004. As a percentage of net sales, our gross profit margin increased by 0.1% to 32.3% for the six months ended September 30, 2005 from 32.2% for the six months ended September 30, 2004.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended September 30, 2005 on a consolidated basis increased 17.6% to $121.1 million from $103.1 million for the six months ended September 30, 2004. As a percentage of net sales, SG&A expenses increased by 0.4% from 30.0% of net sales for the six months ended September 30, 2004 to 30.4% for the six months ended September 30, 2005. As adjusted to remove the impact of the consolidation of our variable interest entities, SG&A expenses for the six months ended September 30, 2005 increased 16.9% to $121.1 million from $103.6 million for the six months ended September 30, 2004. As a percentage of net sales, SG&A expenses, adjusted for de-consolidation, increased by 0.2% from 30.2% of net sales for the six months ended September 30, 2004 to 30.4% for the six months ended September 30, 2005. The increase in SG&A expense for the six months ended September 30, 2005 resulted primarily from increased fees related to consumer financing programs, professional fees, bad debt expense and depreciation, partially offset by decreased advertising expense resulting from the timing of cash consideration received from vendors versus the amount of advertising spent in the period for specific vendors’ programs.

Stock-Based Compensation: During the six months ended September 30, 2004, the Company recognized stock-based compensation expense of $6.7 million related to the outstanding stock issued in exchange for a non-recourse note and stock appreciation rights representing variable awards under APB Opinion No. 25 and related interpretations. Accordingly, stock-based compensation expense was recorded to reflect the increase in fair value of the Company’s common stock prior to our recapitalization. No stock-based compensation expense was recognized for the six months ended September 30, 2005 in accordance with APB Opinion No. 25 as the stock options granted are fixed awards and the exercise price of the stock options granted are equal to or greater than the fair value of the common stock on the date of grant.

Restructuring Charges: In connection with our transition to outsourcing our product service and repair services, we recorded restructuring charges of $1.3 million during the six months ended September 30, 2005 in accordance with SFAS No. 146 and SFAS No. 144. These charges represented asset impairments of certain long-lived assets and severance and benefits costs. The severance and benefits costs will result in cash outflow while the asset impairments have been recognized as non-cash charges against the specific assets.

Other Expense (Income). Other expense (income) on a consolidated basis increased from expense of $0.3 million for the six months ended September 30, 2004 to expense of $9.4 million for the six months ended September 30, 2005. The increase in expense on a consolidated basis reflects an increase of $9.0 million in interest expense due to notes issued in connection with our recapitalization. As adjusted to remove the impact of consolidation of our variable interest entities, other expense (income) decreased from income of $0.3 million for the six months ended September 30, 2004 to expense of $9.4 million. The decrease on a de-consolidated basis reflects an increase of $9.3 million in interest expense due to notes issued in connection with our recapitalization.

Income Tax Benefit. Prior to February 3, 2005, our company was organized as a Subchapter S corporation. Accordingly, the allocable share of taxable income or loss was includable in the tax returns of the stockholders and income taxes were not reflected in our financial statements. Following the recapitalization, we no longer qualify as an S corporation and are subject to U.S. Federal and certain state and local income taxes applicable to C corporations. During the six months ended September 30, 2005, we recorded deferred income tax expense of $0.9 million, primarily the result of certain state income tax rate and apportionment changes and $0.1 million of current state tax expense.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$12,331	$17,807
Net cash used in investing activities	$(8,631)	$(22,690)
Net cash provided by (used in) financing activities	$1,895	$(5,132)

The following table presents a summary on a de-consolidated basis of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$12,331	$16,643
Net cash used in investing activities	$(8,631)	$(22,636)
Net cash provided by (used in) financing activities	$1,895	$(2,912)

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures on a consolidated and a de-consolidated basis were $9.8 million for the six months ended September 30, 2005 and $5.4 million for the six months ended September 30, 2004, an 81.7% increase. The increase in capital expenditures for the six months ended September 30, 2005 is primarily attributable to an increase in expenditures to open new stores and the start of the transition to a new management information system. We expect that capital expenditures in fiscal 2006 will be approximately $15.0 million to $16.0 million. During the balance of fiscal 2006, we plan to open five new stores, relocate one store and continue the implementation of a new management information system. During the six months ended September 30, 2005, we opened three new stores in North Carolina and one new store in South Carolina. Additionally, we have developed a multi-phase plan for transitioning to a new management information system over the next three to four years. Our estimate of the additional capital expenditures related to our new management information system is approximately $10.0 million to $15.0 million in total over the next three to four years, but we have not yet determined the amount we will expend for this project on a year-by-year basis.

Operating Activities. Cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by operating activities on a consolidated basis was $12.3 million and $17.8 million for the six months ended September 30, 2005 and 2004, respectively. As adjusted to remove the impact of our variable interest entities, cash provided by operating activities was $12.3 million and $16.6 million for the same periods. The decrease for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004 was a result of a decrease in net income, a decrease in stock-based compensation, a decrease in accrued liabilities and a decrease in deferred revenue related to ESPs, partially offset by an increase in accounts payable, a decrease in deposits and an increase in restructuring charges.

Investing Activities. Cash used in investing activities on a consolidated basis was $8.6 million and $22.7 million for the six months ended September 30, 2005 and 2004, respectively. As adjusted to remove the impact of our variable interest entities, cash used in investing activities was $8.6 million and $22.6 million for the same periods. The decrease for the six months ended September 30, 2005 as compared to the six months ended September 30, 2004 was principally due to a $16.6 million loan we made to a related party during the six months ended September 30, 2004, partially offset by an increase in our capital expenditures for the six months ended September 30, 2005.

Financing Activities. Cash provided by (used in) financing activities on a consolidated basis was $1.9 million and $(5.1) million for the six months ended September 30, 2005 and 2004, respectively. As adjusted to remove the impact of our variable interest entities, cash provided by (used in) financing activities was $1.9 million and $(2.9) million for the same periods. The increase in cash provided by financing activities for the six months ended September 30, 2005 is primarily the result of distributions paid to stockholders and net payments on notes payable to related parties during the six months ended September 30, 2004.

Revolving Credit Facility. In connection with our recapitalization, we entered into a five-year, $75.0 million asset-based revolving credit facility with Congress Financial Corporation (Central), as administrative agent, Wachovia Capital Markets, LLC, as sole lead arranger and book runner, Wachovia Bank, National Association, as syndication agent, and certain other lenders provides for aggregate borrowings of up to $75.0 million, including a sublimit for letters of credit of up to $25.0 million, subject to a borrowing base. As of September 30, 2005, under the revolving credit facility, we had no cash borrowings outstanding and $5.8 million of letters of credit outstanding which expire through June 30, 2006. As of September 30, 2005, the total borrowing availability under the revolving credit facility was $38.5 million.

Until June 30, 2005, borrowings under our revolving credit facility bore interest, at our option, at either a floating rate equal to the prevailing eurodollar rate plus a margin of 1.75% per year, or the prime rate as set by Wachovia Bank plus a margin of 0.50% per year. Borrowings under our revolving credit facility bear interest, at our option, at either such eurodollar rate plus a margin of between 1.25% and 2.00% per year, or such prime rate plus a margin of between 0.25% and 0.75% per year, in each case, depending on our financial performance. In addition to interest, the lenders under our revolving credit facility are paid certain additional fees on the unused commitments under the facility.

Our revolving credit facility contains customary restrictive covenants which, among other things, limit indebtedness, liens, mergers and consolidations, asset sales, dividends and other distributions and transactions with affiliates. Our revolving credit facility also contains customary affirmative covenants as to, among other things, financial statements, corporate existence, insurance, properties, collateral maintenance and employee benefit and environmental legal compliance. We are required to maintain a fixed charge coverage ratio (as defined therein) if excess availability under the facility is less than $8.5 million. Our revolving credit facility also contains customary events of default, including non-payment of principal, interest or fees, covenant violations, cross defaults, bankruptcy or insolvency, change of control and material adverse changes to our business.

Senior Notes. In connection with its recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes. Interest on the notes is payable in arrears twice a year on February 1 and August 1. The notes will mature on February 3, 2013. On September 1, 2005, the interest on the senior notes increased to 9.25% per annum pursuant to section 4 of the Registration Rights Agreement dated February 3, 2005 between us and the initial purchasers of the notes. The interest rate increase remained in effect until the Registration Statement covering the exchange offer with respect to the notes was declared effective by the SEC and the exchange offer was consummated. On November 4, 2005, the exchange offer was consummated and the interest rate consequently decreased to 9.0% per annum.

Our senior notes contain certain restrictive covenants which, among other things, limit indebtedness, liens, mergers and consolidations, asset sales, dividends and other distributions and transactions with affiliates. Our senior notes also contain customary affirmative covenants as to, among other things, financial statements. Our senior notes also contain customary events of default, including non-payment of principal, interest or fees, covenant violations, cross defaults, bankruptcy or insolvency, change of control and material adverse changes to our business. We were in compliance with all such covenants as of our last measurement date of September 30, 2005.

Junior Subordinated Notes. As part of the consideration paid in the recapitalization to certain stockholders, we issued $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 1, 2015. The discount on the note of $7.8 million at the time of issue will be accreted to interest expense through the maturity date. As of September 30, 2005, the unamortized discount on the note totaled approximately $7.5 million. Accretion of the discount was approximately $0.2 million during the first six months of fiscal 2006 and is included in interest expense in the accompanying statements of operations.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our revolving credit facility, together with cash on hand, will provide sufficient funds to finance our operations for at least the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Seasonality

Our business is seasonal, with a higher portion of net sales and operating profit realized during the quarter that ends December 31. Our consumer electronics net sales is influenced by overall demand for digital electronics and is generally the highest in the third quarter of each fiscal year due to the holiday shopping season. Appliance revenue is impacted by seasonal weather patterns but is less seasonal than our electronics business and helps to offset the seasonality of our overall business. For example, we experience stronger sales of compressor appliances (air conditioners, refrigerators and freezers) during hotter summers because higher temperatures tend to wear out the compressors in these products and cause consumers to replace them.

Outlook

We anticipate comparable store sales growth for the third quarter ending December 31, 2005 to be in the low positive single digits. We also anticipate opening five new stores and relocating one store during the third quarter of fiscal 2006. Our outlook for the third quarter of fiscal 2006 is based on information presently available and contains certain assumptions regarding macroeconomic conditions. At this time, accurately predicting the effect that rising energy prices, reduced consumer confidence and increasing interest rates will have on consumer spending is difficult. Differences in actual economic conditions compared with our assumptions could have a material impact on our third quarter of fiscal 2006 results.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in floating rate interest on outstanding debt under our revolving credit facility. As of September 30, 2005, we had no outstanding cash borrowings under our revolver. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated. We do not hedge interest rate exposure. We will consider entering into interest rate swap agreements at such times as we deem appropriate.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Administrative Officer (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosures based solely on the definition of “Disclosure Controls and Procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Administrative Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control. During the three months ended September 30, 2005, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving the stated goals under all potential future conditions.

Part II - Other Information

ITEM 1.	Legal Proceedings

We are party to various legal actions in the ordinary course of business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or operations.

ITEM 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Administrative Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Administrative Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREGG APPLIANCES, INC.

By:	/s/ MICHAEL D. STOUT
Michael D. Stout
Chief Administrative Officer and Principal Financial Officer

Dated: November 14, 2005