Form 10-Q
period 2005-12-31
Gregg Appliances Inc
filed 2006-02-14
CIK 1318157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares of Gregg Appliances, Inc.’s common stock outstanding as of February 14, 2006 was 14,243,550.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended December 31, 2005

Part I: Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

GREGG APPLIANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
Net sales	$281,201	$254,175	$679,115	$597,648
Cost of goods sold	198,989	178,159	468,272	411,011

Gross profit	82,212	76,016	210,843	186,637
Selling, general and administrative expenses	67,266	57,892	188,368	160,942
Stock-based compensation	—	—	—	6,721
Gain on transfer of extended maintenance obligations	(27,850)	—	(27,850)	—
Restructuring and asset impairment charges	—	—	1,320	—

Income from operations	42,796	18,124	49,005	18,974

Other expense (income):
Interest expense	4,957	320	14,495	854
Interest income	(20)	(315)	(189)	(813)
Minority interest	—	3,475	—	3,786

Total other expense	4,937	3,480	14,306	3,827

Income before income taxes	37,859	14,644	34,699	15,147
Income tax expense	15,273	—	16,230	—

Net income	$22,586	$14,644	$18,469	$15,147

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2005
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,857	$8,642
Accounts receivable – trade	16,340	5,907
Accounts receivable - other	18,121	8,892
Merchandise inventories	116,668	76,817
Deferred commissions	—	3,670
Land held for sale	—	1,359
Prepaid expenses and other current assets	4,325	3,431
Deferred income taxes	1,984	6,999

Total current assets	163,295	115,717

Property and equipment:
Land	936	936
Building and improvements	3,519	3,519
Machinery and equipment	7,069	7,903
Office furniture and equipment	37,230	31,719
Vehicles	6,636	7,790
Signs	3,461	2,824
Leasehold improvements	25,162	22,047
Construction in progress	4,421	3,062

	88,434	79,800
Less accumulated depreciation and amortization	40,243	35,974

Net property and equipment	48,191	43,826

Other assets:
Deferred commissions	—	6,265
Deposits	2,456	7,858
Cash surrender value of life insurance	—	1,096
Deferred financing costs	10,456	10,997
Deferred income taxes	98,513	106,724
Other	475	621

	111,900	133,561

Total assets	$323,386	$293,104

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – third party	$6,317	$—
Accounts payable – vendors	80,833	28,651
Customer deposits	15,034	12,562
Accrued liabilities	39,210	32,980
Deferred revenue on extended maintenance agreements	—	22,844

Total current liabilities	141,394	97,037

Long-term liabilities:
Long-term debt	182,633	182,285
Deferred revenue on extended maintenance agreements	131	38,805
Other long-term liabilities	8,255	7,824

Total long–term liabilities	191,019	228,914

Total liabilities	332,413	325,951

Stockholders’ deficit:
Preferred stock; no par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2005 and March 31, 2005	—	—
Common stock; no par value; 52,500,000 shares authorized; 14,243,550 and 13,970,000 shares issued and outstanding as of December 31, 2005 and March 31, 2005	113,696	111,054
Accumulated deficit	(122,485)	(143,901)

	(8,789)	(32,847)
Less: Note receivable for common stock	238	—

Total stockholders’ deficit	(9,027)	(32,847)

Total liabilities and stockholders’ deficit	$323,386	$293,104

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
Operating activities:
Net income	$18,469	$15,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,803	7,286
Amortization of deferred financing costs	1,186	—
Accretion of original issue discount	348	—
Stock–based compensation	—	6,721
(Gain) loss on disposal of assets	166	(3,240)
Deferred income taxes	16,173	—
Restructuring and asset impairment charges	1,320	—
Gain on transfer of extended maintenance obligations	(27,850)	—
Payments for transfer of extended maintenance obligations	(21,467)	—
Minority interest	—	3,786
Changes in operating assets and liabilities:
Accounts receivable – trade	(10,433)	(4,346)
Accounts receivable – other	(7,790)	(5,809)
Merchandise inventories	(39,851)	(56,361)
Prepaid expenses and other current assets	(748)	(715)
Deferred commissions	448	(686)
Deposits	5,402	1,520
Accounts payable – third parties	6,317	13,687
Accounts payable – vendors	52,182	44,249
Deferred revenue on extended maintenance agreements	(2,714)	3,951
Customer deposits	2,472	3,475
Other accrued liabilities	6,015	4,877
Other long–term liabilities	431	1,603

Net cash provided by operating activities	7,879	35,145

Investing activities:
Purchases of property and equipment	(13,805)	(10,516)
Proceeds from note receivable for common stock	—	230
Advances on note receivable – related parties	—	(16,808)
Purchase of land held for sale	—	(963)
(Increase) decrease in cash surrender value of life insurance	1,096	(196)
Proceeds from sales of property and equipment	386	10,989

Net cash used in investing activities	(12,323)	(17,264)

Financing activities:
Repayments of mortgage notes payable	—	(6,964)
Proceeds from line of credit	—	8,200
Proceeds from notes payable – related parties	—	23,336
Payments on notes payable – related parties	—	(31,754)

Payment of financing costs	(739)	—
Proceeds from issuance of common stock	2,398	—
Distributions to stockholders	—	(14,284)
Minority interest	—	(5,063)

Net cash provided by (used in) financing activities	1,659	(26,529)

Net increase (decrease) in cash and cash equivalents	(2,785)	(8,648)
Cash and cash equivalents:
Beginning of period	8,642	8,648

End of period	$5,857	$—

Supplemental disclosure of cash flow information:
Interest paid	$8,145	$502
Non cash item – note receivable for common stock	238	—
Non cash item – land held for sale for current note receivable	1,359	—

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization

Description of Business

On October 19, 2004, Gregg Appliances, Inc., an Indiana corporation, (the Company), entered into an Agreement and Plan of Merger, as amended, with Gregg Investment Corporation, LLC (GIC), an entity formed by an affiliate of Freeman Spogli & Co. V, L.P. to consummate a recapitalization of the Company. The recapitalization was effected on February 3, 2005. Under the terms of the Agreement and Plan of Merger, a wholly-owned subsidiary of GIC merged with and into Gregg Appliances, Inc. and Gregg Appliances, Inc. survived the merger.

Gregg Appliances, Inc. is a specialty retailer of consumer electronics, home appliances and related services operating under the names hhgregg® and Fine Lines®. As of December 31, 2005, the Company had 67 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto as of and for the year ended March 31, 2005 included in our Registration Statement on Form S-4, as filed with the SEC on September 30, 2005. The condensed consolidated results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of revenue and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Gregg Appliances, Inc. and its wholly-owned subsidiary, HHG Distributing, LLC (HHG). HHG is inactive and its assets consist of a 5% ownership interest in a distributing company, totaling $100,000, accounted for on the cost method.

The condensed consolidated financial statements also include the financial statements of certain special-purpose entities owned by related parties through the date of the Company’s recapitalization on February 3, 2005. The special-purpose entities all had fiscal years ended December 31. The Company believes that use of the different fiscal periods for these entities has not had a material impact on the Company’s consolidated financial position, results of operations, or liquidity. All significant intercompany balances and transactions have been eliminated in consolidation. Effective as of the recapitalization, Gregg Appliances, Inc., is no longer required to consolidate the special-purpose entities as an implicit guarantee no longer exists due to changes in majority ownership and corporate governance of the Company.

Reclassifications

Certain amounts shown in the prior-period condensed consolidated financial statements have been reclassified to conform with the current period condensed consolidated financial statement presentation. These reclassifications had no effect on net income or stockholders’ deficit as previously presented.

2. Recent Accounting Pronouncements

In October 2005, the FASB issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP No. FAS 13-1 requires companies to expense rent payments for building or ground leases incurred during a construction period. FSP No. FAS 13-1 is effective for all interim or annual reporting periods beginning after December 15, 2005. Retrospective application is permitted, but not required. The Company does not believe that the adoption of FSP No. FAS 13-1 will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires all entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic value-based method previously allowable under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R is effective for annual reporting periods beginning on or after June 15, 2005. The Company will adopt SFAS No. 123R effective April 1, 2006 and expects that the adoption will have a material impact on its results of operations.

3. Common Stock and Stock Options

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

The following table shows the effect on net income had the Company applied the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Three Months Ended December 31,
	2005	2004
Net income, as reported	$22,586	$14,644
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(84)	—

Pro forma net income	$22,502	$14,644

	Nine Months Ended December 31,
	2005	2004
Net income, as reported	$18,469	$15,147
Add stock-based employee compensation expense included in reported net income, net of tax	—	6,721
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(137)	(3,188)

Pro forma net income	$18,332	$18,680

4. Inventories

Inventories as of December 31, 2005 and March 31, 2005 were comprised as follows (in thousands):

	December 31, 2005	March 31, 2005
Appliances	$34,843	$25,934
Electronics	81,806	49,290
Service parts	19	1,593

	$116,668	$76,817

5. Debt

Debt outstanding consisted of the following at December 31, 2005 and March 31, 2005 (in thousands):

	December 31, 2005	March 31, 2005
Revolving credit facility	$—	$—
9% senior notes, due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	165,000	165,000
6% junior notes, due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2015, net of discount of $7,367 and $7,715, respectively	17,633	17,285

Total debt	$182,633	$182,285

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

On February 3, 2005 the Company also issued to certain of its stockholders, $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 1, 2015. The original discount on the notes will be accreted to interest expense through the maturity date. Accretion of the discount was approximately $0.3 million during the first nine months of fiscal 2006 and is included in interest expense in the accompanying condensed consolidated statements of income.

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

The interest rate based on the bank’s prime rate as of December 31, 2005 was 7.50%. As of December 31, 2005, under the revolving credit facility, the Company had no cash borrowings outstanding and $5.7 million of letters of credit outstanding which expire through June 30, 2006. As of December 31, 2005, the total borrowing availability under the revolving credit facility was $53.8 million.

The unsecured senior notes and the revolving credit are guaranteed by the Company’s wholly-owned subsidiary, HHG which has substantially no assets or operations. The guarantee is full and unconditional and the Company has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement.

The debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making equity repurchases, debt prepayments and transactions with affiliates. The revolving credit agreement also contains a financial covenant requiring maintenance of a minimum fixed charge coverage ratio. The debt agreements also restrict payment of dividends unless the Company achieves a specific fixed charge coverage ratio as defined in the debt agreements. Any such dividends are limited to the lesser of 50% of consolidated net income and 100% of equity contributions since the date of the recapitalization. The Company was in compliance with the restrictions and covenants at December 31, 2005.

6. Restructuring and Asset Impairments

In September 2005, the Company announced that it would outsource its product service and repair offerings. The charges related to this restructuring initiative were recorded as the various stages of the initiative took effect in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred.

In connection with this restructuring, the Company recorded pre-tax charges of approximately $1.3 million during the nine months ended December 31, 2005 representing asset impairments of $1.0 million and severance and benefits costs of $0.3 million, respectively. Asset impairments relate primarily to the write-down of property, plant and equipment, resulting from the outsourcing of the Company’s product service and repair offerings. The fair values of the impaired long-lived assets were determined primarily using probability weighted expected cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The severance and benefits costs relate to a reduction in the Company’s product service and repair workforce of approximately 240 employees. These severance and benefits costs were recorded as of the announcement date in accordance with SFAS No. 146.

In addition to the restructuring charges, the Company also incurred additional charges resulting from the decision to exit the product service and repair work during the nine months ended December 31, 2005. These charges represented $0.9 million of markdowns of service parts inventory recorded within cost of goods sold and $0.3 million of bad debt charges recorded within selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

7. Income Taxes

Prior to February 3, 2005, Gregg Appliances, Inc. was organized as an S corporation. Accordingly, the allocable share of taxable income or loss was includable in the tax returns of the stockholders and income taxes were not reflected in the Company’s consolidated financial statements. Following the recapitalization, Gregg Appliances, Inc. no longer qualified as an S corporation and became subject to U.S. federal and certain state and local income taxes applicable to C corporations.

Subsequent to the recapitalization and change to C corporation status, the Company began recognizing deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Following the recapitalization, GIC and the former stockholders of the Company made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the recapitalization as an asset purchase for tax purposes. In accordance with Emerging Issues Task Force (EITF) 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109, the tax benefit of this election was recorded as an equity transaction. During the three months ended December 31, 2005, the deferred tax asset related to goodwill for tax purposes was finalized and an additional $2.9 million was recorded as an equity transaction. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. During the nine months ended December 31, 2005, tax law changes were enacted to change the tax rates of certain states in which the Company operates. These changes have been recognized in income tax expense during the nine months ended December 31, 2005 and are included within the income tax rate reconciliation below.

For the nine months ended December 31, 2005, the income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following (in thousands):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Computed “expected” tax expense	$13,251	$12,145
State income tax expense, net of federal income benefit	1,893	1,735
Change in state income tax rates and apportionment	—	2,057
Non-deductible permanent differences	93	259
Other, net	36	34

	$15,273	$16,230

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are expected to reverse, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

8. Related Party Transactions

In September 2005, the Chairman and Chief Executive Officer of the Company, along with certain members of his immediate family, acquired the whole life insurance policy benefiting the Company. No gain or loss was recognized on the sale of the policy as the purchase price of $1.1 million was equal to the book value and cash surrender value on the date of sale.

In December 2005, the Chairman and Chief Executive Officer of the Company, along with certain members of his immediate family, acquired the Company’s land held for sale at its estimated fair market value in exchange for a current note receivable. No gain or loss was recognized on the sale of the land as the purchase price of approximately $1.4 million was equal to the book value on the date of sale. On February 3, 2006, the Company received cash of approximately $1.4 million in exchange for the related party receivable.

9. Transfer of Extended Service Obligations

In October 2005, General Electric Company (GE) assumed the Company’s product service obligations for its previously sold extended service plans (ESPs). In November 2005, the Company paid cash of approximately $21.5 million to GE for GE’s assumption of these obligations. The Company recognized a pre-tax gain on the transfer of the obligations of approximately $27.9 million for the elimination of the obligations (net of deferred commissions) under its previously sold ESPs. On a prospective basis, GE will be the obligor on all appliance and electronics ESPs sold by the Company. The Company will remain the obligor on certain small electronics ESPs.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. We believe it is helpful to read our MD&A in conjunction with the Consolidated Financial Statements contained in our Registration Statement on Form S-4, as filed with the SEC on September 30, 2005 as well as the unaudited interim condensed consolidated financial statements included herein.

Our Recapitalization

On October 19, 2004, we entered into an Agreement and Plan of Merger, as amended, with Gregg Investment Corporation, or GIC, an entity formed by an affiliate of Freeman Spogli & Co. V, L.P. to recapitalize our company. Immediately following the consummation of our recapitalization on February 3, 2005, GIC owned 80.01% of our outstanding common stock and the remaining 19.99% of our common stock was held by three of our management stockholders. GIC and our former stockholders made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the recapitalization as an asset purchase for tax purposes. This had the effect of significantly increasing the tax basis of our assets and thereby lowering our cash taxes. In accordance with EITF 94-10, “Accounting by a Company for the Income Tax Effect of Transactions among or with Its Shareholders”, under FASB Statement No. 109, the tax benefit of the recapitalization transaction was recorded as an equity transaction. For all periods prior to the recapitalization, we operated as an S corporation for federal and state income tax purposes and our taxable income was taxed at the stockholder level rather than at the corporate level. Following the recapitalization, we no longer qualified as an S corporation, and we became subject to U.S. federal and certain state and local income taxes applicable to C corporations. In addition, as a result of the accounting treatment for the recapitalization, our stockholders’ equity account was negative because the payments to our stockholders, whose shares of our capital stock were redeemed in the recapitalization, served to reduce retained earnings.

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

Overview

We are a specialty retailer of premium video products, including digital televisions and home theater systems, brand name appliances, audio products and accessories. As of December 31, 2005, our stores averaged approximately 30,000 square feet and generated annualized net sales per store of approximately $13.7 million, or annualized sales per square foot of approximately $416, for stores open at least 14 months. As of December 31, 2005, we operated 67 retail stores located in major urban and suburban areas in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

Over the past several years, we have added stores in existing markets where we believe we can gain market share from our competitors and leverage our distribution network and advertising costs. We have also expanded into new markets where we believe there is significant underlying demand for our product mix and customer services as well as an attractive demographic profile. For example, to capitalize on the growth and strong demographics of the Southeastern United States, we entered the Atlanta market in April 2003 with the opening of five stores and entered the Charlotte market in April 2005, initially opening two stores. Consistent with our initial market development plan, we have continued building out the Georgia, North Carolina and South Carolina markets where we operated 19 stores as of December 31, 2005.

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

Both the consumer electronics and home appliance industries have grown over the past several years, driven by new product innovations and introductions particularly in the premium segment that we target. In general, average selling prices for major appliances have remained relatively constant for the last three fiscal years because appliance prices have not been as impacted by technological advancements as have been electronics prices. This aspect has added stability to our sales performance relative to our consumer electronics-focused competitors. In contrast, the consumer electronics industry depends on new products to drive sales and profitability. Typically, these new products are introduced at relatively high price points, which are then gradually reduced to drive consumption. As an illustration, customer demand for advanced digital and high definition video products, notably flat screen, plasma and thin profile LCD and DLP televisions, has increased dramatically as price points for these products have fallen from their initial levels in excess of $10,000. As prices for these products fall below $3,000, more of our customers are purchasing them, with the result that the average selling price of the televisions we carry and the quantity we sell have risen in each of the last three fiscal years.

As this trend in consumer electronic products has occurred mature categories such as DVD players, camcorders and audio products have become commoditized and therefore experienced price declines and reduced margins. As certain of our products become commodities, we focus on the next generation of products, such as plasma and LCD televisions, while carefully managing the selection of commoditized products that we offer. We must continue to shift our sales mix to newer, higher-margin items or increase our unit sales at a rate greater than the decline in product prices. Our past experience is that we have been able to shift our product mix to newer, higher-margin products.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances and these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and/or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. We use estimates throughout our financial statements, but the accounting policies and estimates we consider most critical, in addition to the policy discussed above under “Consolidation of Certain Related Party Entities,” are described below.

Vendor Allowances. We receive funds from our vendors for volume rebates, marketing support, training and other discount and promotional programs, which we record on an accrual basis as a reduction of either the related expense or the related product cost. The majority of our vendors support us with cooperative advertising. The programs are typically negotiated at least annually and are generally based on purchases of product. If an individual vendor were to discontinue its support of us through cooperative advertising, we would purchase our products through vendors who would support us through allowances and we would expect to incur a similar level of advertising expenditures.

We accrue allowances based on the satisfaction of terms of the program and sales of qualifying products even though we may not receive the allowances until the end of a quarter or year. When we record vendor allowances we must determine the period in which they should be recognized in the statements of income and whether they should be reflected as adjustments to cost of goods sold or the related expense, as provided in EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. If the programs provide reimbursement for specific, incremental and identifiable costs incurred to promote a vendor’s products, the allowances, credits, or payments are recorded as a reduction of the related expense in the period in which the cost is incurred. We also deduct amounts for cooperative advertising from our payments to manufacturers for inventory purchases based on individual agreements with our manufacturers. For all other vendor programs, the allowances, credits or payments are recorded as a reduction to the related inventory cost (rather than as a reduction to advertising expense) and recognized in cost of goods sold when the product is sold. Net advertising expense for the nine months ended December 31, 2005 and 2004 was $30.1 million and $26.5 million, respectively.

Self-Insured Liabilities. We are self-insured for certain losses related to workers’ compensation, general and auto liability, and health insurance. We obtain third-party insurance coverage to limit our exposure to certain of these claims. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience, loss estimates and information provided by third-party administrators. We periodically review our assumptions, estimates and the information provided by third-party administrators to determine the adequacy of our reserves for our self-insured liabilities. Our reserves for self-insurance were $4.5 million and $3.5 million as of December 31, 2005 and March 31, 2005, respectively.

Key Operating Measures

We use the following key measures to evaluate and assess our business.

Comparable Store Sales. Our comparable store sales base includes net sales for all store locations including remodeled and relocated stores, as well as our e-commerce site, that have been operating for at least 14 full months. As of December 31, 2005, we included 54 stores in our comparable store base. We monitor comparable store sales daily, weekly, monthly and annually by product category, region, store and sales associate. Our analysis of comparable store sales provides us with the information to make strategic merchandising and marketing decisions.

Gross Profit. Gross profit measures the profitability of our sales, and is defined by us as net sales less cost of goods sold. We analyze gross profit at every level of our business, from the company as a whole to individual sales personnel and specific products and categories. We use gross profit measurements to focus our advertising and to manage our product offerings.

Description of Certain Line Items

Following is a description of additional components of certain line items from our condensed consolidated financial statements.

Net Sales. Net sales consists of gross revenues from sales of products, delivery and installation and other services, net of promotions, rebates and discounts. Net sales also include revenues from sales of our extended service plans (ESPs). In October 2005, a third party assumed our obligations related to our previously sold ESPs. See footnote 9 in our condensed consolidated financial statements for further discussion of the transaction related to our ESPs. When we were the obligor on the ESP, we recognized revenue from the sale of the ESP ratably over the life of the contract. When the obligor on the ESP is a third party, we recognize commission revenue from the sale of the ESP at the time of sale, net of the portion paid to the third-party obligor.

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

Deferred Revenue on Extended Maintenance Agreements. Deferred revenue on ESPs represents the liability recognized on our balance sheet with respect to sales of ESPs for which we are the obligor. We amortize the deferred revenue on these extended maintenance agreements ratably over the life of the ESP.

Results of Operations

Summary of Key Operating Trends on a Consolidated and De-consolidated Basis

As discussed in “Consolidation of Certain Related Party Entities,” Gregg Appliances was required, pursuant to generally accepted accounting principles in the United States of America, to consolidate certain variable interest entities controlled by a former director and principal stockholder of Gregg Appliances or members of his immediate family prior to its recapitalization on February 3, 2005. Following the recapitalization, Gregg Appliances was no longer required to consolidate these related party entities for accounting purposes because these entities were no longer under common control. As a result of the consolidation of the related party entities, Gregg Appliances’ accompanying condensed consolidated statements of operations are not comparable. A detailed description of these related party transactions can be found in Gregg Appliances’ Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (SEC) on September 30, 2005. The following condensed statements of income for the three-month and nine-month periods ended December 31, 2004 have been presented on a consolidated basis, as well as on a de-consolidated basis, for comparative purposes.

Certain Operating Information

The following table reflects our operating results on a consolidated basis including the variable interest entities for the periods indicated as a percentage of net sales.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.8	70.1	69.0	68.8

Gross profit	29.2	29.9	31.0	31.2
Selling, general and administrative expenses	23.9	22.8	27.7	26.9
Stock-based compensation	—	—	—	1.1
Gain on transfer of extended maintenance obligations	(9.9)	—	(4.1)	—
Restructuring and asset impairment charges	—	—	0.2	—

Income from operations	15.2	7.1	7.2	3.2
Other expense (income)	1.8	1.4	2.1	0.6
Income tax expense	5.4	—	2.4	—

Net income	8.0%	5.8%	2.7%	2.5%

Certain percentage amounts do not sum to total due to rounding.

The following table reflects our operating results on a de-consolidated basis excluding the variable interest entities for the periods indicated as a percentage of net sales.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.8	70.1	69.0	68.8

Gross profit	29.2	29.9	31.0	31.2
Selling, general and administrative expenses	23.9	24.2	27.7	27.6
Stock-based compensation	—	—	—	1.1
Gain on transfer of extended maintenance obligations	(9.9)	—	(4.1)	—
Restructuring and asset impairment charges	—	—	0.2	—

Income from operations	15.2	5.7	7.2	2.5
Other expense (income)	1.8	(0.1)	2.1	(0.1)
Income tax expense	5.4	—	2.4	—

Net income	8.0%	5.8%	2.7%	2.5%

Certain percentage amounts do not sum to total due to rounding.

The following table reflects our operating results on a de-consolidated basis excluding the variable interest entities for the periods indicated (in thousands).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales	$281,201	$254,175	$679,115	$597,648
Cost of goods sold	198,989	178,159	468,272	411,011

Gross profit	82,212	76,016	210,843	186,637
Selling, general and administrative expenses	67,266	61,512	188,368	165,160
Stock-based compensation	—	—	—	6,721
Gain on transfer of extended maintenance obligations	(27,850)	—	(27,850)	—
Restructuring and asset impairment charges	—	—	1,320	—

Income from operations	42,796	14,504	49,005	14,756
Other expense (income)	4,937	(140)	14,306	(391)
Income tax expense	15,273	—	16,230	—

Net income	$22,586	$14,644	$18,469	$15,147

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Net Sales. Net sales for the three months ended December 31, 2005 increased 10.6% as sales increased to $281.2 million compared to $254.2 million for the comparable prior year period. This increase in sales was primarily attributable to the net addition of eight stores during the past twelve months coupled with a 1.7% increase in comparable stores sales for the third quarter of fiscal 2006. During the past twelve months, there have been four new store openings in North Carolina, four in South Carolina, and one in Ohio, as well as one store closing in Ohio as a result of its lease expiration. The comparable store sales performance was primarily driven by sales growth in the major appliance and video categories, with gains in flat panel televisions outpacing the sales decline in projection and tube television sales.

Gross Profit. As a percentage of sales, our gross profit margin decreased by 0.7% to 29.2% for the three months ended December 31, 2005 from 29.9% for the three months ended December 31, 2004. Approximately 0.3% of the decline in gross profit as a percentage of sales was attributable to our decision to outsource our product service and repair work to third party providers as well as to sell third party extended service plans (ESPs). The remainder of the decline in gross margin percentage was primarily attributable to the timing of excess advertising rebates received from vendors which were treated as a reduction in inventory in accordance with EITF 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.

Selling, General and Administrative Expenses. On a consolidated basis, SG&A expenses increased by 1.1%, as a percentage of sales, from the comparable prior year period to 23.9% for the three months ended December 31, 2005. As adjusted to remove the impact of the consolidation of our variable interest entities, SG&A expenses decreased by 0.3%, as a percentage of sales, from the comparable prior year period to 23.9% for the three months ended December 31, 2005. The decrease in SG&A expense as a percentage of sales, on a de-consolidated basis, for the three months ended December 31, 2005 was primarily attributable to a decrease of approximately 1.1% from the outsourcing of our product service and repair work to third party providers and our decision to sell third party ESPs, partially offset by increases in professional fees, utilities and insurance expense.

Gain on Transfer of Extended Maintenance Obligations. In connection with our efforts to exit our product service and repair offerings, we entered into an agreement with a third party in October 2005 to transfer our product service obligations for previously sold ESPs. We paid the third party $21.5 million to assume our product service obligation and recognized a $27.9 million gain on the sale. On a prospective basis, the unrelated third party is the obligor on virtually all of the extended service plans sold by the Company.

Other Expense (Income). On both a consolidated and a de-consolidated basis, the increase in other expense for the three months ended December 31, 2005 versus the comparable prior year period was primarily comprised of interest expense on the notes issued in connection with our recapitalization.

Income Tax Expense. Prior to February 3, 2005, our company was organized as an S corporation. Accordingly, the allocable share of taxable income or loss was includable in the tax returns of the stockholders and income taxes were not reflected in our financial statements. Following the recapitalization, we no longer qualify as an S corporation and are now subject to U.S. federal and certain state and local income taxes applicable to C corporations. During the three months ended December 31, 2005, we recorded deferred income tax expense of $15.3 million, primarily the result of an increase in income before income taxes.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004

Net Sales. Net sales for the nine months ended December 31, 2005 increased 13.6% to $679.1 million from $597.6 million for the nine months ended December 31, 2004. This increase in sales was largely due to the net addition of eight stores during the past twelve months coupled with a 3.2% increase in comparable store sales for the first nine months of fiscal 2006. The comparable store sales improvement was largely due to strong performance in the major appliance and video categories, particularly in flat panel televisions, partially offset by weaker tube television sales.

Gross Profit. Our gross profit margin, as a percentage of sales, decreased by 0.2% to 31.0% for the nine months ended December 31, 2005 from 31.2% for the nine months ended December 31, 2004. The decrease in gross profit margin was primarily due to our decision to outsource our product service and repair work to third party providers as well as to sell third party extended service plans.

Selling, General and Administrative Expenses. On a consolidated basis, SG&A expenses increased by 0.8%, as a percentage of sales, to 27.7% for the nine months ended December 31, 2005 versus the comparable prior year period. On a de-consolidated basis, SG&A expenses increased by 0.1%, as a percentage of sales, to 27.7% for the nine months ended December 31, 2005 versus the comparable prior year period. The increase in SG&A expense on a de-consolidated basis as a percentage of sales for the nine months ended December 31, 2005 resulted primarily from increases in professional fees, utilities, delivery expenses, and travel and entertainment expenses, partially offset by an approximate 0.5% decrease resulting from the outsourcing of our product service and repair work to third party providers as well as our decision to sell third party ESPs.

Stock-Based Compensation. During the nine months ended December 31, 2004, the Company recognized stock-based compensation expense of $6.7 million related to the outstanding stock issued in exchange for a non-recourse note and stock appreciation rights representing variable awards under APB Opinion No. 25 and related interpretations. Accordingly, stock-based compensation expense was recorded to reflect the increase in fair value of the Company’s common stock prior to our recapitalization. No stock-based compensation expense was recognized for the nine months ended December 31, 2005 in accordance with APB Opinion No, 25 as the stock options granted were fixed awards and the exercise price of the stock options granted was equal to or greater than the fair value of the common stock on the date of grant.

Gain on Transfer of Extended Maintenance Obligations. In connection with our efforts to exit our product service and repair offerings, we entered into an agreement with a third party in October 2005 to transfer our product service obligations for previously sold extended service plans. We paid the third party $21.5 million to assume our product service obligation and recognized a $27.9 million gain on the sale. Going forward, the unrelated third party is the obligor on virtually all of the ESPs sold by the Company.

Restructuring and Asset Impairment Charges. In connection with our transition to outsourcing our product service and repair services, we recorded restructuring and asset impairment charges of $1.3 million during the nine months ended December 31, 2005 in accordance with SFAS No. 146 and SFAS No. 144. These charges represented asset impairments of certain long-lived assets and severance and benefits costs. The severance and benefits costs will result in cash outflow while the asset impairments have been recognized as non-cash charges against the specific assets.

Other Expense (Income). On both a consolidated and a de-consolidated basis, the increase in other expense for the nine months ended December 31, 2005 versus the comparable prior year period was primarily comprised of interest expense on the notes issued in connection with our recapitalization.

Income Tax Expense. Prior to February 3, 2005, our company was organized as a Subchapter S corporation. Accordingly, the allocable share of taxable income or loss was includable in the tax returns of the stockholders and income taxes were not reflected in our financial statements. Following the recapitalization, we no longer qualify as an S corporation and are subject to U.S. Federal and certain state and local income taxes applicable to C corporations. During the nine months ended December 31, 2005, we recorded deferred income tax expense of $16.2 million, primarily the result of an increase in income before income taxes and certain state income tax rate and apportionment changes.

Liquidity and Capital Resources

The following table presents a summary on a consolidated basis of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended December 31,
	2005	2004
Net cash provided by operating activities	$7,879	$35,145
Net cash used in investing activities	$(12,323)	$(17,264)
Net cash provided by (used in) financing activities	$1,659	$(26,529)

The following table presents a summary on a de-consolidated basis of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended December 31,
	2005	2004
Net cash provided by operating activities	$7,879	$33,771
Net cash used in investing activities	$(12,323)	$(27,794)
Net cash provided by (used in) financing activities	$1,659	$(14,455)

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures on a consolidated and a de-consolidated basis were $13.8 million for the nine months ended December 31, 2005 and $10.5 million for the nine months ended December 31, 2004. The increase in capital expenditures for the nine months ended December 31, 2005 is primarily attributable to an increase in expenditures to open a greater number of new stores during the period and the continued transition to a new management information system. We expect that capital expenditures in fiscal 2006 will be approximately $15 million to $16 million. During the balance of fiscal 2006, we plan to continue the implementation of a new management information system and expend additional capital on new stores to be opened during fiscal 2007. During the nine months ended December 31, 2005, we opened four new stores in North Carolina, four new stores in South Carolina, and one new store in Ohio. Additionally, we have developed a multi-phase plan for transitioning to a new management information system over the next three to four years. Our estimate of the additional capital expenditures related to our new management information system is approximately $10.0 million to $15.0 million in total over the next three to four years, but we have not yet determined the amount we will expend for this project on a year-by-year basis.

Operating Activities. Cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by operating activities on a consolidated basis was $7.9 million and $35.1 million for the nine months ended December 31, 2005 and 2004, respectively. As adjusted to remove the impact of our variable interest entities, cash provided by operating activities was $7.9 million and $33.8 million for the same periods. The decrease in cash flows, on a de-consolidated basis, for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004 was a result of the gain on transfer of our extended maintenance obligations and a $21.5 million cash payment related to the transfer of our extended maintenance obligations to a third party, partially offset by an increase in net income, an increase in deferred tax assets, an increase in inventories.

Investing Activities. Cash used in investing activities on a consolidated basis was $12.3 million and $17.3 million for the nine months ended December 31, 2005 and 2004, respectively. As adjusted to remove the impact of our variable interest entities, cash used in investing activities was $12.3 million and $27.8 million for the same periods. The increase for the nine months ended December 31, 2005 as compared to the nine months ended December 31, 2004 was principally due to an increase in our capital expenditures for the nine months ended December 31, 2005 partially offset by a $16.6 million loan we made to a related party during the nine months ended December 31, 2004.

Financing Activities. On a consolidated basis, financing activities provided $1.7 million in cash for the nine months ended December 31, 2005 while financing activities used $26.5 million of cash for the comparable prior year period. On a de-consolidated basis, financing activities provided $1.7 million in cash for the nine months ended December 31, 2005 while financing activities used $14.5 million of cash for the comparable prior year period.

Revolving Credit Facility. In connection with our recapitalization, we entered into a five-year, $75.0 million asset-based revolving credit facility with Congress Financial Corporation (Central), as administrative agent, Wachovia Capital Markets, LLC, as sole lead arranger and book runner, Wachovia Bank, National Association, as syndication agent, and certain other lenders. The facility provides for aggregate borrowings of up to $75.0 million, including a sublimit for letters of credit of up to $25.0 million, subject to a borrowing base computation. As of December 31, 2005, under the revolving credit facility, we had no cash borrowings outstanding and $5.8 million of letters of credit outstanding which expire through June 30, 2006. As of December 31, 2005, the total borrowing availability under the revolving credit facility was $53.8 million.

Until June 30, 2005, borrowings under our revolving credit facility bore interest, at our option, at either a floating rate equal to the prevailing eurodollar rate plus a spread of 1.75% per year, or the prime rate as set by Wachovia Bank plus a spread of 0.25% per year. Borrowings under our revolving credit facility bear interest, at our option, at either such eurodollar rate plus a margin of between 1.25% and 2.00% per year, or such prime rate plus a margin of between 0.25% and 0.75% per year, in each case, depending on our financial performance. In addition to interest, the lenders under our revolving credit facility are paid certain additional fees on the unused commitments under the facility.

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

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes. Interest on the notes is payable in arrears twice a year on February 1 and August 1. The notes will mature on February 3, 2013. On September 1, 2005, the interest on the senior notes increased to 9.25% per annum pursuant to section 4 of the Registration Rights Agreement dated February 3, 2005 between us and the initial purchasers of the notes. The interest rate increase remained in effect until the Registration Statement covering the exchange offer with respect to the notes was declared effective by the SEC and the exchange offer was consummated. On November 4, 2005, the exchange offer was consummated and the interest rate consequently decreased to 9.0% per annum.

Junior Subordinated Notes. As part of the consideration paid in the recapitalization to certain stockholders, we issued $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 1, 2015. The original discount on the note will be accreted to interest expense through the maturity date. As of December 31, 2005, the unamortized discount on the note totaled approximately $7.4 million. Accretion of the discount was approximately $0.3 million during the first nine months of fiscal 2006 and is included in interest expense in the accompanying statements of income.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our revolving credit facility, together with cash on hand, should provide sufficient funds to finance our operations for at least the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

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

Outlook

Our video business is undergoing a transition as a result of declining consumer demand for big screen projection televisions in favor of plasma and LCD flat panel technology. As a result, we anticipate comparable store sales to decline between 3% to 5% for the fourth quarter ending March 31, 2006 versus the comparable prior year period. We expect, however, that earnings before net interest expense, income taxes, depreciation and amortization will increase during the fourth fiscal quarter compared to the prior year period. During this transition, we expect that larger screen plasma and LCD flat panel supply adjusts in the second half of calendar 2006 to compensate for the declining demand for big screen projection televisions. No new store openings, relocations or closings are anticipated during the fourth quarter of 2006.

Our outlook for the fourth quarter of fiscal 2006 is based on information presently available and contains certain assumptions regarding macroeconomic conditions. We can not be certain what effects rising energy prices, reduced consumer confidence and increasing interest rates may have on consumer spending. Differences in actual economic conditions compared with our assumptions could have a material impact on our fourth quarter of fiscal 2006 results.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in floating rate interest on outstanding debt under our revolving credit facility. As of December 31, 2005, we had no cash borrowings under our revolver. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated. We do not hedge interest rate exposure. We will consider entering into interest rate swap agreements at such times as we deem appropriate.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures based solely on the definition of “Disclosure Controls and Procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control. During the three months ended December 31, 2005, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

On February 13, 2006, the Company entered into an amendment to the Loan and Security Agreement dated February 3, 2005. The Amendment No. 1 to the Loan and Security Agreement is attached hereto as Exhibit 10.21.

ITEM 6. Exhibits

10.21	Amendment No. 1 to Loan and Security Agreement dated February 3, 2005 by and among Gregg Appliances, Inc., as Borrower, and HHG Distributing LLC, as Guarantor, and Congress Financial Corporation (Central), as Administrative Agent and Collateral Agent, Wachovia Capital Markets LLC, as Sole Lead Arranger and Bookrunner, Wachovia Bank, National Association, as Syndication Agent, and the Lenders from Time to Time Party Hereto, as Lenders.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREGG APPLIANCES, INC.

By:	/s/ Donald J.B. Van der Wiel
Donald J.B. Van der Wiel
Chief Financial Officer

Dated: February 14, 2006