Form 10-K
period 2006-03-31
Gregg Appliances Inc
filed 2006-06-26
CIK 1318157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

The number of shares of Gregg Appliances, Inc.’s common stock outstanding as of June 26, 2006 was 14,254,800.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	changes in customer preferences;

•	our ability to effectively manage and monitor our operations, costs and service quality;

•	competition in existing, adjacent and new markets;

•	our reliance on a small number of manufacturers;

•	the failure of manufacturers to introduce new products and technologies;

•	customer acceptance of new technology;

•	our dependence on our key management personnel and our ability to attract and retain qualified sales personnel;

•	our ability to negotiate with our suppliers to provide product on a timely basis at competitive prices;

•	the identification and acquisition of suitable sites for our stores and the negotiation of acceptable leases for those sites;

•	the effect of general and regional economic and employment conditions on our net sales;

•	our ability to maintain our rate of growth and penetrate new geographic areas;

•	changes in cost for print, radio and television advertising; and

•	changes in trade regulation, currency fluctuations and prevailing interest rates.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this prospectus are more fully described in the “Risk Factors” section and elsewhere herein. Given these risk and uncertainties you are cautioned not to place undue reliance on these forward looking statements. The forward looking statements included herein are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to these statements to reflect future events or developments.

Part I.

Item 1.	Business.

Our Company

We are a specialty retailer of video products, including digital televisions and home theater systems, brand name appliances, audio products, accessories and related services operating under the names of hhgregg® and Fine Lines®. We offer a balanced mix of appliances and video products, supported by a commissioned sales force that is focused on providing our customers with an information-rich customer service experience and a merchandise distribution system that enables us to deliver and install most of our products on the day of purchase. We currently operate 69 retail stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

Our stores, which average approximately 30,000 square feet, are designed to appeal to customers who seek consumer electronics and home appliances with advanced features, functionality and performance. Our store layout emphasizes both our video and appliance businesses. To effectively display and demonstrate our broad selection of products, our new store format includes fully operational kitchens, working appliances, plasma and LCD television display walls and digital camera and camcorder centers. Our stores are located in power centers or freestanding locations in high traffic areas, usually near our major competitors. We drive store traffic and enhance our brand recognition through year-round television advertising and weekly newspaper inserts.

Our sales can be categorized in the following manner:

•	Video products: We offer a broad selection of the latest video products, such as plasma, liquid crystal display (LCD), digital light processing (DLP) and projection televisions as well as other products, including digital camcorders and DVD recorders. Representative brands include Hitachi, JVC, Mitsubishi, Panasonic, Philips, Sharp, Sony and Toshiba. For the year ended March 31, 2006, video products represented 47% of our net sales.

•	Home appliances: We offer a broad selection of major appliances, including the latest generation refrigerators, ranges, dishwashers, freezers, washers and dryers, sold under a variety of leading brand names. Representative brands include Bosch, Frigidaire, GE, KitchenAid, LG, Maytag and Whirlpool. For the year ended March 31, 2006, home appliances represented 38% of our net sales.

•	Other products and services: We also sell audio products, other select popular consumer electronics and accessories. Additionally, we provide our customers with a suite of services including extended service plans, or ESPs, and same-day delivery and installation for which we receive revenues. For the year ended March 31, 2006, other products and services represented 15% of our net sales.

Business Strategy

Our goal is to be the leading retailer for digital television and home theater products and major appliances in the markets in which we compete. We believe the following are key elements to our business strategy:

Focus on Higher-Margin Products. We expect to continue to grow net sales and gross profits by focusing on higher-margin products and strategically managing our lower-margin, traffic-driving items. We believe feature-rich products complement our service offering and leverage our trained sales force. This focus provides us with access to special limited-distribution items that our vendors reserve for their more profitable channels. We closely monitor our product and brand offering to ensure that we maximize our gross margin per square foot and drive our inventory turns. To the extent a particular product or brand does not provide strategic or economic value to our stores, we minimize or eliminate it.

Provide Product Expertise. We will continue to provide product expertise to our customers through our extensively trained, commissioned sales associates. Each sales associate undertakes 80 hours of initial training and ten hours per month of ongoing training. Our sales associates are trained to explain the benefits and features of our products and are evaluated based on their performance in servicing our customers. This consultative sales approach differentiates us from our competitors and is an effective means of educating customers about the advantages of our feature-rich, higher-margin products.

Offer a Comprehensive Suite of Customer Services. We continually monitor and strive to raise our customer service levels and expand our service offerings. We provide a knowledgeable sales force, same-day delivery and installation on most products we sell, a private label credit card and extended warranty plans. We believe that the level of service we offer our customers is a significant differentiating factor that builds loyalty and remains an essential part of our business strategy.

Maximize Operating Efficiency. We focus on increasing comparable store sales, enhancing margins and minimizing working capital requirements to drive operating efficiency. We seek to increase comparable store sales by providing customer service, offering a broad selection of products, utilizing effective advertising and promotion, offering everyday competitive pricing and systematically reinvesting in our stores. We seek to maximize gross profit through a balanced approach of selling higher-margin products and managing our merchandise mix of lower-margin items, while actively controlling store-level costs. We minimize our working capital requirements by maximizing our inventory turnover and leveraging vendor payment terms.

Pursue a Disciplined Expansion Strategy. We intend to continue opening or acquiring stores in our existing markets and entering new markets. We follow a disciplined approach to expansion with a focus on building store density, gaining strong market share and maximizing operating efficiencies. In existing markets, we look for opportunities to add stores to further leverage our distribution network and advertising spending and enhance market share. For new markets, we generally enter growing contiguous regions that meet our demographic and competitive criteria.

Merchandising and Purchasing

Merchandise. We focus on offering one of the most extensive product and brand selections in our industry. We offer a broad selection of the leading brands at everyday competitive prices and provide a balance of digital and home theater products and appliances. Our premium products help drive margins and profitability while our lower-margin products help drive customer traffic. We focus on offering a balanced mix of appliances and video products that are supported by our customer service and installation offerings and can be differentiated by our extensively trained sales associates. Our balanced mix of appliances and consumer electronics positions us to benefit from the expected strong growth in digital products, as well as the stability in major appliances.

Product Categories. We sell a wide variety of premium video products, including digital televisions and home theater systems, home appliances, audio products and accessories and related services. The table below lists selected products and representative brands for our core merchandise categories:

Category	Products	Selected Brands

Video Products	Flat panel televisions, digital projection televisions, portable DVD players, DVD recorders, digital camcorders	Hitachi, JVC, Mitsubishi, Panasonic, Philips, Sharp, Sony and Toshiba

Home Appliances	Refrigerators, freezers, washers and dryers, cooking ranges, dishwashers, air conditioners	Bosch, Frigidaire, GE, KitchenAid, LG, Maytag and Whirlpool

Other Products	Home theater receivers, CD players, speaker systems, digital cameras, PDAs	Bose, Canon, JVC, Minolta, Onkyo, Polk and Sony

Purchasing. Our top ten and 20 suppliers accounted for over 72.2% and 87.0%, respectively, of merchandise purchased by us during fiscal 2006. Two of our vendors, Whirlpool and Frigidaire, each represented more than 10% of our total purchases in fiscal 2006. Our other key suppliers include Hitachi, Panasonic, Philips, Sony and Toshiba.

Our purchasing strategy varies by vendor and product line. We do not generally have long-term contracts with any of our major suppliers; rather we typically order our inventory through the issuance of individual purchase orders to vendors. Our ability to sell a broad selection of products, including limited-distribution items, has made us an important partner for our vendors to showcase their higher-margin product offerings. In an effort to support our strategy, vendors offer us various incentives including volume discounts, trade financing, co-op advertising, promotional items and inventory on a consignment basis.

Stores and Store Operations

Operations. We have developed a standardized system for operating our stores. The system includes procedures for inventory management, transaction processing, customer relations, store administration and merchandise display. Our store operations are organized into nine geographic regions. Each region is under the supervision of a regional manager who monitors store operations and meets regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer feedback and store operating performance. A store is typically overseen by a general manager, a sales manager, an operations manager and a staff averaging 20 salespeople and nine additional support staff. Our stores are open seven days and six nights a week.

Locations. We currently lease all of our stores, which are located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee, with the exception of one store in Ohio that we plan to enter into a sale and leaseback transaction during the first half of fiscal 2007. We also lease our corporate headquarters which is located in Indianapolis, Indiana. Our corporate headquarters includes a retail store, corporate training center, central distribution and warehousing facility, and corporate call center.

Advertising and Promotion

We utilize advertising and promotion to increase our brand awareness and drive in-store traffic. We seek to be the advertising leader in each of our markets by continually developing and enhancing our advertising and promotion programs and initiatives. Through the use of a balanced media mix, which includes preprinted newspaper inserts, television, direct mail and outdoor event sponsorship, we aggressively promote our products and services. We outsource media placement to an advertising agency, but handle newspaper advertisement design internally. We utilize television advertising to reach our target audience 52 weeks a year.

Our website, www.hhgregg.com, features our full line of products and provides useful information to consumers on the features and benefits of our products, our store locations and hours of operations. While we offer on-line shopping, the website’s primary purpose is to increase customer traffic.

Personnel and Training

We seek to hire individuals who are career-oriented and motivated by a commission-based environment. Our sales associates are compensated based not only on sales, but also on product profitability. New sales associates are required to complete 80 hours of initial in-house training focused on product knowledge and functionality, customer service and general store operations. Sales associates also participate in on-going weekly training for an average of ten hours per month in order to stay current with new product offerings and customer service initiatives. This weekly training includes quarterly meetings with vendors to learn about upcoming product releases.

We operate a professional development program that provides managers with a variety of tools and training to enable them to better lead their sales associates and to meet their performance objectives. Manager candidates undergo comprehensive training in store operations, sales, management and communications skills so that they can eventually manage their own stores and have the opportunity to become regional managers. Managers first attend our Manager-in-Training, or MIT, program, which develops each manager’s managerial and supervisory skills. After completion of our training programs, manager candidates work as assistant managers. Successful assistant managers then manage one of our lower-volume stores, where he or she is supervised closely by the store’s regional manager. We give managers an opportunity to operate higher-volume stores as they become more proficient in their management skills.

Our store and regional managers are essential to our store expansion strategy. We use experienced store and regional managers from our existing markets when entering new markets. Our MIT program provides a pipeline of future store and regional managers. This program allows us to fill store management positions with personnel promoted from within each store and to staff new stores from our pool of trained managers.

Distribution and Warehousing

Our distribution and warehousing functions are designed to optimize inventory turnover and delivery efficiency, and minimize product handling. Our distribution and warehousing system consists of two Central Distribution Centers, or CDCs, and six Regional Distribution Centers, or RDCs. We operate CDCs in Indianapolis and Atlanta and RDCs in Charlotte, Cincinnati, Cleveland, Columbus, Louisville and Nashville. CDCs receive products directly from manufacturers and stock merchandise for local customer delivery and store and RDC replenishment. RDCs receive inventory daily from their respective CDCs or directly from manufacturers for home delivery and merchandise is generally not transferred store-to-store. Our CDCs and RDCs operate seven days a week. We believe that our existing distribution and warehouse system is adequate to support expansion in our existing markets. To the extent we expand into new markets that cannot be served by our existing CDCs and RDCs, we expect to invest in additional distribution and warehouse infrastructure. All of our distribution facilities are leased.

The following table sets forth certain information relating to our CDCs and RDCs:

Facility	Opening Date	Area Served	Size (sq. ft)
CDC:
Atlanta, Georgia	January 2003	Southeast	273,200
Indianapolis, Indiana	June 1986	Midwest	319,458

RDC:
Charlotte, North Carolina	April 2005	Charlotte	99,688
Cincinnati, Ohio	March 1999	Cincinnati	100,800
Cleveland, Ohio	September 2001	Cleveland	100,800
Columbus, Ohio	August 1999	Columbus	166,790
Louisville, Kentucky	August 2002	Louisville	61,000
Nashville, Tennessee	April 1988	Nashville	27,000

Typically, large appliances, large screen televisions and home theater products are delivered directly to a customer’s home. Our stores carry a limited amount of inventory of these larger items to accommodate customers who prefer to transport merchandise themselves. Smaller-sized items such as DVD players, camcorders, digital cameras, televisions less than 37 inches, and small appliances are adequately stocked in-store to meet customer demand.

We began outsourcing our delivery services in the Atlanta market in April 2003 with a third-party delivery company and have since begun outsourcing our delivery services in Alabama, Ohio, Kentucky, North Carolina and South Carolina. Outsourcing has reduced our delivery-related fuel and insurance costs, decreased damage to vehicles and property, and lowered our capital expenditures related to our distribution vehicle fleet without lowering customer satisfaction. Our outsourcing partners assign certain employees to us and those employees deliver product exclusively for us, generally carry our logo on their vehicles and wear H.H. Gregg uniforms. This allows us to maintain our brand identity and high customer service levels following the purchase of our products. We continue to provide all installation services and remain the customer’s primary point of contact throughout delivery and installation, thereby ensuring that we are accountable for the quality of the service. We also closely monitor our delivery partners to assess the customer’s satisfaction with their services. We are not subject to any long-term agreements with any of our delivery partners. Given our ability to lower costs while maintaining high delivery service levels by outsourcing our delivery service, we will continue to assess opportunities to outsource additional portions of our delivery function.

Competition

The retail appliance and consumer electronics industry is highly competitive and concentrated among a group of major retailers. Our stores compete against other consumer electronics retailers, specialty home office retailers, mass merchants, home improvement superstores and a number of direct-to-customer alternatives. Our stores also compete against independent dealers, regional chain discount stores, wholesale clubs and other specialty retail stores. Mass merchants continue to increase their offerings of consumer electronics products, primarily those that are less complex to sell, install and operate. Similarly, large home improvement retailers have expanded their assortment of appliances.

We compete against Best Buy, Circuit City, Home Depot, Lowe’s and Sears in the vast majority of our markets. We also compete against regional retailers, such as Fry’s and BrandsMart, in several of our markets. We have achieved a leading market position in digital televisions and major appliances in the majority of our markets. We have established these leading positions despite the presence, or entrance, of each of these leading competitors in our markets. We will continue to expand in our existing markets by adding stores in those regions where we can continue to gain market share from our competitors and leverage our existing distribution network and advertising initiatives. Additionally, we will be expanding into contiguous regions that meet certain demographic and competitive criteria.

The retail appliance and consumer electronics industry competes on product selection, price and customer service. We differentiate ourselves through our emphasis on customer service and satisfaction. We focus on three key strategic initiatives: trained commissioned sales force, broad product/brand offerings and promotion of desired services.

•

We believe our commissioned sales force is incented to attend to customer needs quickly and is knowledgeable about the products we carry. The majority of our key competitors pay their sales force on an hourly basis. Because our sales staff is commissioned and highly trained in product knowledge, we believe our sales force is driven to more quickly and efficiently assist our customers in making their purchase decisions. We believe that when fully informed, customers purchase higher-end, feature-rich products due to an appreciation of the performance of those products.

•	By combining this knowledgeable sales force with a broad selection of key brands and products, some of which are limited distribution, with high-end features, we differentiate ourselves from our competitors.

•	We promote our products both in the stores and through advertising, and highlight the services such as same-day delivery and 40 minute call-ahead delivery that we offer. These services are key to our customer base which appreciates better product information, high-end products and more flexible delivery.

We believe the consistency of our service on the sales floor, through our commissioned sales force, product offerings and services allows us to compete effectively in our markets.

Trade Names and Trademarks

We have registered, acquired the registration of, or claim ownership of the following trade names and trademarks for use in our business: HHGREGG.COM™, H.H. Gregg Appliances Electronics Computers™, WELCOME TO THE REVOLUTION™, HHG™ and Fine Lines®. We do not know of any infringing uses that are materially affecting our use of these marks.

Employees

As of March 31, 2006, we employed approximately 2,800 employees, of whom approximately 96% were full-time. We have no collective bargaining agreements covering any of our employees and have never experienced any material labor disruption. In fiscal 2006, as part of our decision to outsource our product service and repair offerings, we eliminated approximately 210 positions (see note 14 to our consolidated financial statements for further discussion). We consider our employee relations to be good.

Item 1A.	Risk Factors.

We face significant competition, which could reduce our share of the market for home appliances and consumer electronics and impact our comparable store sales.

The retail market for major home appliances and consumer electronics is intensely competitive. We currently compete against a diverse group of national retailers, including Best Buy, Circuit City, Sears, Lowe’s and Home Depot, locally-owned regional or independent specialty retail stores and mass merchandisers that sell many of the same or similar consumer electronics and major home appliances. In addition, there are few barriers to entry and as a result new competitors may enter our existing or new markets at any time.

We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower costs. Our competitors may respond more quickly to new or emerging technologies and may have greater resources to devote to discounts, promotion and sale of products and services. They may also have financial resources that better enable them to weather economic downturns.

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	lower pricing;

•	more aggressive advertising and marketing;

•	extension of credit to customers on terms more favorable than we make available;

•	innovative store formats; and

•	adoption of improved retail sales methods.

Competition could cause us to lose market share, net sales and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our business and results of operations. In addition, competition could have an impact on our comparable store sales.

A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our net sales and profitability to decline.

The success of our business and our growth strategy depends to a significant degree on our relationships with our suppliers, particularly our largest suppliers such as Frigidaire, Hitachi, Sony, Toshiba and Whirlpool. Whirlpool and Frigidaire each represented more than 10% of our total purchases in fiscal 2006. We do not generally have long-term supply agreements or exclusive arrangements with any of our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of continued supply of merchandise in the amount and assortment we currently offer our customers and we may be subject to rationing by suppliers with respect to limited-distribution items. In addition, we rely heavily on a relatively small number of suppliers. Our top ten and twenty suppliers represented 72.2% and 87.0%, respectively, of our purchases in fiscal 2006. The loss of any one or more of our key vendors or our failure to establish and maintain relationships with these and other vendors could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.

If new products are not introduced or consumers do not accept new products, our net sales and profitability may decline.

Our ability to maintain and increase net sales and profitability depends to a large extent on the periodic introduction and availability of new products and technologies. In general, average selling prices for major appliances remain constant. By contrast, the consumer electronics industry depends on new products to drive comparable store sales increases. Typically new consumer electronic products are introduced at relatively high price points, which are then generally reduced to spur consumer demand, often actually becoming lower-margin and commoditized. Consequently, we believe that the introduction and continued growth in consumer acceptance of new products, such as digital televisions, front-load washers and DVD recorders, will have a significant impact on our ability to maintain and increase our net sales and profitability. Many of these new products contain the latest technology. The benefits of technology may not be fully realized without the cooperation of third-party broadcasters, governmental entities and others to facilitate and promote the use of this technology, all of which could affect the success of new consumer electronics or appliance technologies.

If we fail to anticipate changes in consumer preferences, our net income and profitability may decline.

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to major household appliances and consumer electronics. Significant deviations from the anticipated consumer preferences for the products we sell could result in lost sales and lower margins due to the need to mark down excess inventory. For example, we anticipated an increase in flat and large screen television sales by remodeling many of our stores to include plasma and LCD television display walls. Similarly, we added fully operational kitchens in several of our locations as we began to offer home appliances with added features. Had we misjudged the market for these products, we not only would have had excess inventory, but our remodeling expenses would have decreased our net income and profitability without the counterbalance of the increased sales of these higher margin products.

Due to the concentration of our stores in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee, we are subject to risks from economic downturns as well as from weather conditions and natural disasters in these areas, which could negatively impact our sales and reduce our profitability.

Our stores are located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. We therefore have exposure to these local economies as well as weather conditions and natural disasters occurring in these states. If these markets individually or collectively suffer an economic downturn or other adverse event, there could be an adverse impact on our comparable store sales, net sales and profitability and our ability to implement our planned expansion program. For example, our comparable store sales for the quarter ended December 31, 2004 were negatively impacted by a severe snowstorm on December 22 and 23 that hit the Midwest markets we serve, forcing several of our stores to close on those days and significantly reducing sales at stores in the impacted markets through December 24. Several of our larger competitors operate stores nationwide and thus are not as vulnerable as we are to these risks.

Our quarterly results fluctuate due to seasonal demand for our products and if we miscalculate this demand our net sales and profitability could decline.

We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2006 and 2005, we generated 31.2% and 31.6%, respectively, of our net sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during this fiscal quarter due to increased staffing levels and higher purchase volumes. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending December 31, our net sales could decline, resulting in excess inventory, which could tie up our working capital and revolving credit facility, as well as lower our profit margin as a result of product markdowns. A shortfall in expected net sales, combined with our significant additional expenses during these fiscal quarters, could cause a significant decline in our operating results.

If we cannot attract and retain highly qualified sales personnel and store managers, our level of customer service may decline, which may decrease our net sales and profitability.

A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates which, we believe, results in more of our customers purchasing higher-margin, feature-rich products. If we are unable to attract and retain qualified personnel as needed in the future, including qualified sales personnel and candidates for our Manager-in-Training program, our level of customer service may decline, which may decrease our net sales and profitability.

If we are unable to retain key management, we could have difficulty implementing our business strategy, which may result in reduced operating margins and profitability.

We are dependent on the skills, experience and continued service of our Chairman and Chief Executive Officer and our President and Chief Operating Officer, and other key personnel. We entered into employment agreements with our key officers which include secrecy, non-competition and other customary provisions. If these individuals cease to be active in the management of our business, or if these individuals decide to join a competitor or otherwise compete directly or indirectly with us, our business and operations could be harmed, and we could have difficulty in implementing our strategy.

If our third-party delivery service is unable to meet our promised delivery schedule, our net sales may decline due to a decline in customer satisfaction.

We offer same- or next-day delivery and installation service on the products we sell. A majority of our deliveries is outsourced to a third-party delivery service. Our third-party delivery service is subject to risks that are beyond our control. If our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. As a result, our net sales and profitability may decline.

Changes in trade regulations, currency fluctuations and other factors beyond our control could negatively affect our net sales, profitability and competitive position.

A significant portion of our inventory is manufactured outside the United States. Changes in trade regulations, currency fluctuations or other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on our cost of goods, or may force us to increase prices, thereby adversely impacting net sales and profitability. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, enabling price competition that adversely impacts net sales and profitability, as well as our competitive position.

Our growth strategy depends in part on our ability to open and profitably operate new stores in existing and new geographic markets.

We opened nine new stores in fiscal 2006. We plan to open nine new stores and relocate one store during fiscal 2007. New stores that we open may not be profitable or may take longer to reach desired levels of profitability. These circumstances could lower our profit, operating income and profit margins. There are a number of factors that could affect our ability to open or acquire as well as operate new stores at profitable levels consistent with our existing stores, including:

•	competitors, consumer tastes and discretionary spending patterns, in adjacent and new markets that are different from those in our existing markets;

•	the failure to open enough stores in new markets to achieve a sufficient market presence to compete successfully;

•	the inability to identify and acquire suitable sites and to negotiate acceptable leases for these sites;

•	problems or delays in pre-opening store promotion and related publicity; and

•	difficulties associated with the hiring, training and retention of additional sales personnel and store managers.

In addition, our growth plans will require management to expend significant time, effort and resources to ensure the continuing adequacy of our financial and other internal controls, operating procedures, information systems, product purchasing, inventory management, warehousing and distribution systems and employee training programs. We may not be able to manage effectively these increased demands or respond on a timely basis to the changing demands that our planned expansion will impose on our management, financial and other internal controls and information systems. If we fail to manage successfully the challenges our planned growth poses, fail to improve these systems and controls or encounter unexpected difficulties during our expansion, our net sales and profitability could be materially adversely affected.

We have significant future capital needs that we may be unable to fund and this failure could curtail our projected growth.

Our expansion plans will require substantial capital, including funds for capital expenditures, pre-opening costs and initial operating losses related to new store openings. We also require additional capital for remodeling and renovating our existing stores and to transition to a new management information system. Gross capital expenditures during fiscal 2006, prior to any forward funding arrangements, were $19 million and we estimate that gross capital expenditures during fiscal 2007 will range from $18 to $20 million. See “—Any failure of our information technology infrastructure or delay or problems with the upgrading of our existing management information system could cause a disruption in our business and increase costs.” If the cash provided by operating activities, available borrowings under our revolving credit facility and proceeds from sale and leaseback transactions are not sufficient to fund our operations, store expansion and renovation activities and infrastructure and information technology investment, we may be required to seek additional capital. If we are not able to obtain such additional financing on favorable terms, we may need to curtail our expansion plans and defer some or all of the upgrade of our management information system.

Any failure of our information technology infrastructure or delay or problems with the upgrading of our existing management information system could cause a disruption in our business and increase costs.

Our ability to operate our business from day to day largely depends on the efficient operation of our management information system. We use our management information system to conduct our operations and for critical corporate and business planning functions, including store operations, sales management, merchandising, marketing, supply chain and inventory management, financial reporting and accounting, delivery and other customer services and various administrative functions. Our management information system is vulnerable to damage or interruption from:

•	power loss, computer systems failures and internet, telecommunications or data network failures;

•	operator negligence or improper operation by, or supervision of, employees;

•	physical and electronic loss of data or security breaches, misappropriation and similar events;

•	computer viruses;

•	intentional acts of vandalism and similar events; and

•	hurricanes, fires, floods and other natural disasters.

The software that we have implemented may contain previously undetected errors that could cause our network to fail or compromise the integrity of our data. Any failure that is not contained by our disaster recovery plan could cause an interruption in our operations and adversely affect our financial results.

In addition, our existing computer hardware platform and several key business software applications may no longer be supported by our primary vendor after December 31, 2008. We have developed a multi-phase plan for transitioning to a new management information system over the next three to four years and we are negotiating with various vendors to purchase the hardware and software on which the new system will be built. Our current estimate of the additional capital expenditures related to the project is approximately $10.0 million to $15.0 million over the next three to four years. This estimate could increase if we are required to accelerate implementing our transition plan. Our transition to the new management system may not be completed in time, and may result in significant costs. Certain of our current software applications may be incompatible with the new platform, which could cause a significant disruption in our business operations, increase our operating costs and adversely affect our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth certain information relating to our stores by geographic region:

Location	Opening Date	Location	Opening Date
Central Indiana:		Columbus:
Indianapolis North	January 1990	Brice Road	July 1999
Indianapolis West	September 1993	Chillicothe	July 1999
Indianapolis East	November 1994	Newark	July 1999
Terre Haute	March 1997	West Broad	July 1999
Indianapolis South	September 1997	Zanesville	July 1999
Avon	July 2001	Sawmill	October 2000

Northern Indiana:		Cleveland:
Ft. Wayne	November 1993	Canton	October 2001
Anderson, IN	May 1994	Mentor	October 2001
Muncie	May 1994	North Randall	October 2001
Lafayette	June 1994	Parma	October 2001
Kokomo	June 1998	Chapel Hill	June 2002
Richmond	October 1999	Fairlawn	October 2002
		Easton	November 2005

Nashville:		Atlanta:
Thompson Lane	April 1984	Kennesaw	March 2003
Hickory Hollow	August 1987	Southlake	March 2003
Bowling Green	June 1990	Fayetteville	April 2003
Clarksville	August 1995	Gwinnett	April 2003
Rivergate	December 1997	Stonecrest	April 2003
Cool Springs	November 2000	Douglasville	September 2003
Murfreesboro	July 2004	Mall of Georgia	October 2003
Huntsville, AL*	October 2004	Smyrna	October 2003
		Alpharetta	October 2004
Louisville/Lexington:		Newnan	October 2004
Clarksville	August 1995	Columbus	November 2004
Louisville	November 1996
Bloomington	October 1998	Charlotte:
Outer Loop	October 2002	Concord	April 2005
Lexington	June 2003	Matthews	April 2005
		Pineville	June 2005
Cincinnati/Dayton:		Greenville	July 2005
Colerain	February 1999	Harbison	October 2005
Eastgate	February 1999	Sandhill	October 2005
Florence	February 1999	Anderson, SC	October 2005
Fields Ertel	March 1999	Northlake Village	November 2005
Western Hill	March 1999
Hamilton	May 1999
Beavercreek	April 2001
Dayton Mall	October 2001
Piqua	June 2002
Tri County	October 2002

*	Our Huntsville, Alabama store is served by our Nashville distribution center and, thus, is included in the Nashville market.

Market and Site Selection. We target markets that meet our demographic and competitive criteria, including areas that demonstrate above average economic growth, strong new housing starts and remodeling activity and a favorable percentage of our target customers. When considering new markets, we analyze total market potential and advertising and lease costs, as well as proximity to distribution facilities. Our target markets typically include most or all of our major competitors. Within our markets, we locate our stores in power centers or freestanding locations in high traffic areas, usually near our major competitors. Primary site evaluation criteria include total sales volume potential, co-tenancies, traffic patterns, visibility, access, parking availability and occupancy costs.

Historically, we have been able to locate and open stores profitably in a wide variety of areas by negotiating lease terms that we believe are favorable. From the time of the initial identification of a market, approximately 12 to 18 months are required for site approval, lease negotiation, property build out, the hiring and training of associates and the stocking of inventory before the opening of a store.

Store Expansion. We plan to continue our disciplined approach to opening a mix of new stores in existing and new markets. In fiscal 2005, we opened one store in Alabama, one store in Tennessee and three additional stores in the Atlanta market, bringing our total stores in the Atlanta market to 11. In fiscal 2006, we opened eight total stores throughout North and South Carolina and one in Ohio. For each potential market and store location, we undertake a detailed market analysis and focus on opportunities where we can leverage our existing distribution infrastructure and marketing expenditures. We focus on expanding in existing markets where we can continue to gain market share and in contiguous markets with demographics and competitive environments similar to those of our core markets in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

Item 3.	Legal Proceedings.

We are party to various legal actions in the ordinary course of business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fiscal year covered by this report.

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2006, we had four holders of our 14,254,800 shares of common stock. There is no established public trading market for our common stock.

No dividends were issued to stockholders for the year ended March 31, 2006. Our board of directors does not anticipate declaring any dividends in the foreseeable future. The terms of our credit facility place restrictions on our ability to pay dividends and otherwise transfer assets to our stockholders.

During fiscal 2006, we issued and sold the following unregistered securities:

(a)	On July 26, 2005, August 3, 2005, October 31, 2005 and March 31, 2006 we issued 262,050 shares, 1,500 shares, 10,000 shares and 15,000 shares, respectively, of common stock to Gregg Investment Corporation LLC, our majority stockholder, or GIC, at $10.00 per share.

(b)	On July 26, 2005 we granted options to purchase an aggregate of 1,740,000 shares of our common stock to certain of our employees and directors. 870,000 options were granted at an exercise price of $10.00 per share, 435,000 options were granted at an exercise price of $15.00 per share and the remaining 435,000 options were granted at an exercise price of $20.00 per share.

(c)	On August 3, 2005 we granted options to purchase an aggregate of 9,000 shares of our common stock to an employee. 4,500 options were granted at an exercise price of $10.00 per share, 2,250 options were granted at an exercise price of $15.00 per share and the remaining 2,250 options were granted at an exercise price of $20.00 per share.

(d)	On October 31, 2005 we granted options to purchase an aggregate of 120,000 shares of our common stock to an employee. 60,000 options were granted at an exercise price of $10.00 per share, 30,000 options were granted at an exercise price of $15.00 per share and the remaining 30,000 options were granted at an exercise price of $20.00 per share.

The grants of options to purchase our common stock disclosed in paragraphs (b), (c), and (d) were made under our 2005 Stock Option Plan dated March 8, 2005. Each of the above-described transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering and/or Rule 701 under the Securities Act as exempt offers and sales of securities under a written compensatory benefit plan. Appropriate legends were or will be affixed to the share certificates and other instruments issued in such transactions. All recipients either have received or will receive adequate information about us or had or have access, through director or employment relationships, to such information.

The issuances disclosed in paragraph (a) were exempt from registration in reliance upon Section 4(2) of the Securities Act or promulgated thereunder as transactions by an issuer not involving a public offering. All recipients were accredited or sophisticated investors. Appropriate legends were affixed to the share certificates issued in such transactions. All recipients have received adequate information about us or had access, through director or employment relationships, to such information.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of March 31, 2006:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warranties and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by securities holders	1,853,000	(1)	$13.75	647,000	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,853,000		$13.75	647,000

(1)	Consists of options issued pursuant to our 2005 Stock Option Plan.

(2)	Consists of options available for issuance under our 2005 Stock Option Plan.

Item 6.	Selected Financial Data.

The following table sets forth our selected historical consolidated financial data and store operating information as of the dates and for the periods indicated. The selected historical consolidated statement of income and balance sheet data as of and for each of the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002 are derived from, and are qualified in their entirety by, our historical consolidated financial statements. For the fiscal years ended March 31, 2004, 2003, and 2002 and for a portion of the fiscal year ended March 31, 2005, we were required, pursuant to Generally Accepted Accounting Principles in the United States of America (GAAP), to consolidate certain variable interest entities controlled by a former director and principal stockholder or members of his immediate family, from which we lease certain real property and our corporate airplane. Effective at the closing of the recapitalization, we were no longer required to consolidate the variable interest entities for accounting purposes because we are no longer under common control with them and there is no longer an implicit guarantee. Thus the financial information for the period following the closing of the recapitalization does not include these entities. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with our Consolidated Financial Statements and the notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Form 10-K. In the following tables (including the footnotes thereto), dollars are in thousands, except per store data and as otherwise indicated.

	Fiscal Year Ended March 31,
	2006	2005	2004	2003	2002
Statement of Income Data:
Net sales	$900,424	$803,199	$753,156	$617,402	$580,611
Cost of goods sold	616,512	548,105	513,408	422,862	406,453

Gross profit	283,912	255,094	239,748	194,540	174,158
Selling, general and administrative expenses	209,484	184,224	175,034	141,619	125,562
Net advertising expense	41,660	35,678	33,243	25,269	17,171
Stock-based compensation	—	9,277	2,390	—	—
Gain on transfer of extended maintenance obligations	(27,850)	—	—	—	—
Restructuring and asset impairment charges	1,009	—	—	—	—

Income from operations	59,609	25,915	29,081	27,652	31,425

Other expense (income):
Interest expense	19,000	3,866	1,052	1,311	2,060
Interest income	(231)	(977)	(278)	(444)	(749)
Gain related to early extinguishment of debt	(39)	—	—	—	—
Recapitalization transaction costs	—	4,745	—	—	—
Minority interest	—	3,813	99	484	690

Total other expense	18,730	11,447	873	1,351	2,001

Income before income taxes and cumulative effect of accounting change	40,879	14,468	28,208	26,301	29,424
Income tax expense (benefit)	18,664	(14,780)	—	—	—

Income before cumulative effect of accounting change	22,215	29,248	28,208	26,301	29,424
Cumulative effect of change in accounting principle (1)	—	—	—	(1,313)	—

Net income	$22,215	$29,248	$28,208	$24,988	$29,424

	Fiscal Year Ended March 31,
	2006		2005		2004		2003		2002
Other Data:
Rent expense	$22,871		$17,194		$15,242		$11,823		$9,930
Capital expenditures	$19,046		$15,212		$15,547		$25,194		$11,122
Ratio of earnings to fixed charges (2)	2.4	x	2.7	x	5.0	x	5.4	x	5.9	x
Store Data:
Number of stores at end of year	67		58		54		48		42
Total store square footage (gross) (in thousands)	2,278		1,967		1,821		1,582		1,402
Net sales per store (in thousands) (3)	$13,700		$13,664		$13,841		$13,557		$13,594
Net sales per square foot (4)	$404		$404		$407		$405		$398
Comparable store sales (5)	1.7%		0.4%		1.3%		(5.5)%		1.7%
Inventory turnover (6)	7.0	x	7.3	x	6.8	x	6.1	x	6.8	x
Balance Sheet Data (at end of year):
Cash and cash equivalents	$2,301		$8,642		$8,648		$9,151		$33,101
Total assets	$283,764		$293,104		$177,767		$176,581		$163,902
Total debt	$178,242		$182,285		$15,383		$15,226		$26,382
Minority interest	$—		$—		$16,478		$10,523		$8,569
Stockholders’ equity (deficit)	$(5,154)		$(32,847)		$25,589		$26,802		$21,726

(1)	In fiscal 2003, we recorded a cumulative effect adjustment of $1,313 resulting from vendor consideration initially recognized in fiscal 2002 that is recorded as a reduction in inventory cost (rather than as a reduction in advertising expense) under EITF Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.

(2)	For the purpose of determining the ratio of earnings to fixed charges, (i) earnings consist of pre-tax income from operations plus fixed charges and (ii) fixed charges consist of interest expense and an estimate of the interest within rental expense.

(3)	Net sales per store is calculated by dividing net sales for stores open the entire period by the number of stores open the entire period.

(4)	Net sales per square foot is calculated by dividing net sales for stores open the entire period by the total gross square feet for those stores.

(5)	Comprised of net sales at stores operating for at least 14 full months, including remodeled and relocated locations and sales made at our internet site.

(6)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold by the average of beginning and ending inventory for that year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis of our financial condition and results of operations in conjunction with our “Selected Historical Consolidated Financial and Other Data,” and our consolidated financial statements and the related notes appearing elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Risk Factors/Forward-Looking Statements.”

Our Recapitalization

We consummated a recapitalization of our company on February 3, 2005. The recapitalization was effected pursuant to an Agreement and Plan of Merger entered into on October 19, 2004, as amended. Under the terms of the Agreement and Plan of Merger, a wholly-owned subsidiary of Gregg Investment Corporation, LLC, or GIC, an entity formed by an affiliate of Freeman Spogli & Co. LLC, or Freeman Spogli, merged with and into our company. Freeman Spogli is a private equity firm dedicated exclusively to investing and partnering with management in companies in the retailing, direct marketing and distribution industries in the United States. Since its founding in 1983, Freeman Spogli has invested approximately $2.2 billion of equity in 38 portfolio companies with aggregate transaction values in excess of $13.0 billion. Freeman Spogli’s investment in GIC was made through its affiliate, FS Equity Partners V, L.P., a $1.0 billion fund, and affiliated partnerships.

Pursuant to the Agreement and Plan of Merger, GIC contributed cash of $111.2 million in equity capital to our company and our equity holders at the time of the recapitalization received consideration of approximately $286.4 million in exchange for their shares of our common stock at a price of $10.00 per share. As part of the consideration, we issued to certain of our stockholders $25.0 million principal amount of 6% junior subordinated notes, with a fair value of $17.2 million. The junior subordinated notes will mature on February 3, 2015 and be subordinated to all of our existing and future senior and subordinated debt, including the notes. Three of our management stockholders retained a portion of our common stock held by them before the recapitalization with an aggregate value of $27.8 million at $10.00 per share, based on the valuation of our company determined in connection with the recapitalization, and they did not receive consideration in the recapitalization with respect to the stock they retained. No other consideration was received by these three stockholders.

Immediately following the consummation of our recapitalization on February 3, 2005, GIC owned 80.01% of our outstanding common stock and the remaining 19.99% of our common stock was held by three of our management stockholders. GIC and our former stockholders made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the recapitalization as an asset purchase for tax purposes. This has the effect of significantly increasing the tax basis of our assets and thereby lowering our cash taxes. In accordance with Emerging Issues Task Force (EITF) 94-10, Accounting by a Company for the Income Tax Effect of Transactions among or with Its Shareholders, under Financial Accounting Standards Board, or FASB Statement No. 109, the tax benefit of the recapitalization transaction was recorded as an equity transaction. The total deferred taxes set up at February 3, 2005 as a result of these transactions were $115.5 million. For all periods prior to the recapitalization we operated as an S corporation for federal and state income tax purposes, which means that our taxable income was taxed at the stockholder level rather than at the corporate level. Following the recapitalization we no longer qualify as an S corporation, and we are now subject to U.S. federal and certain state and local income taxes applicable to C corporations. In addition, as a result of the accounting treatment for the recapitalization, our stockholders’ equity account is negative because the payments to our stockholders whose shares of our capital stock were redeemed in the recapitalization reduced retained earnings.

Consolidation of Certain Related Party Entities

As of the date of the recapitalization, we leased seven of our stores and our corporate airplane from entities controlled by a director and principal stockholder of our company, or members of his immediate family. Until September 30, 2004, we leased three additional stores from entities controlled by members of the principal stockholder’s extended family, the properties for which were sold to unaffiliated third parties on September 30, 2004. Pursuant to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, for periods prior to the recapitalization, we were required to consolidate these related party entities for accounting purposes, effective as of March 31, 2004. Prior to the effective date of FIN 46R, we were required to consolidate these entities based on guidance in EITF Issue No. 90-15, Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions and EITF Topic No. D-14, Transactions involving Special-Purpose Entities.

FIN 46R explains how to identify variable interest entities and how an entity determines whether it has a controlling financial interest in a variable interest entity through means other than voting control and, accordingly, whether it should consolidate that entity. Because, prior to the recapitalization, we and the Throgmartin entities from which we lease or have leased property were controlled by the same persons or their immediate family members and because of our contractual lease arrangements with these variable interest entities, we were required to consolidate these entities for accounting purposes.

Effective upon the closing of the recapitalization, we are no longer required to consolidate these entities because we are no longer under common control with them and there is no longer an implicit guarantee.

We discuss the impact of the consolidation of the related party entities on our financial condition and results of operations below. In general, our historical consolidated balance sheets prior to the recapitalization reflect:

•	an increase in property and equipment as the result of the inclusion of the leased property;

•	an increase in indebtedness to account for the third-party debt secured by some of the property owned by these entities; and

•	a minority interest in earnings with respect to the variable interest entities.

As a result of the consolidation of the related party entities, our historical consolidated statements of income prior to the recapitalization reflect:

•	a decrease in rent expense included in selling, general and administrative expenses due to the elimination of rent expense owed to the related entities;

•	an increase in depreciation and amortization expense included in selling, general and administrative expense related to the leased properties;

•	an increase in gain on sale of property related to the leased properties owned by the related party entities;

•	an increase in interest expense related to the third-party secured debt on properties that we lease from related party entities; and

•	a minority interest by related party entities.

For a more complete description of the impact of the adoption of FIN 46R on our historical consolidated financial statements, see notes 1(s) and 10 to the notes to our consolidated financial statements included elsewhere in this Form 10-K and the table of selected statement of income data for our company in “Results of Operations.”

Overview

We are a specialty retailer of video products, including digital televisions and home theater systems, brand name appliances, audio products and accessories. As of March 31, 2006, our stores averaged approximately 30,000 square feet and generated annualized net sales per store of approximately $13.7 million, or annualized sales per square foot of approximately $404, for stores open the entire period. As of March 31, 2006, we operated 67 retail stores located in major urban and suburban areas in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

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

For each new market, we develop a plan that establishes annual revenue and market share targets for the entire market and includes a store roll-out plan aimed at achieving those targets. As we build out a market, our most recently opened stores may reduce the comparable store sales performance of other stores. This occurs because a newly-opened store may be more convenient for a customer than an existing store, thus drawing some sales away from the existing store. This potential impact on comparable store performance is acceptable to us as long as our total share of a market and our total market sales increase meaningfully over the prior period. After we have completed building out a market and our stores have reached targeted performance levels, which generally takes between 18 to 30 months, we change our focus to driving comparable store sales growth for that market.

Both the consumer electronics and home appliance industries have grown over the past several years, driven by product innovations and introductions particularly in the premium segment that we target. In general, average selling prices for major appliances have remained relatively constant for the last three fiscal years because appliance prices have not been as impacted by technological advancements as have been electronics prices. This aspect has added stability to our sales performance relative to our consumer electronics-focused competitors. In contrast, the consumer electronics industry depends on new products to drive sales and profitability. Typically, these new products, such as high definition digital video recorders, are introduced at relatively high price points, which are then gradually reduced to drive consumption. As prices for these products fall below $3,000, more of our customers purchase them, with the result that the average selling price of the televisions we carry and the quantity we sell have risen in each of the last three fiscal years.

The innovation in certain consumer electronic product categories, such as DVD players, camcorders and audio products, has not been sufficient to maintain stability in average selling prices. These mature products have become commoditized and experienced price declines and reduced margins. As certain of our products become commodities, we focus on the next generation of products, such as plasma and LCD televisions, while carefully managing the selection of commoditized products that we offer. We must continue to shift our sales mix to newer, higher-margin items or increase our unit sales at a rate greater than the decline in product prices. Our past experience is that we have been able to shift our product mix to newer, higher-margin products.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances and these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and/or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. We use estimates throughout our financial statements, but the accounting policies and estimates we consider most critical are those described below:

Vendor Allowances. We receive funds from our vendors for volume rebates, marketing support, training and other discount and promotional programs, which we record on an accrual basis as a reduction of either the related expense or the related product cost. The majority of our vendors support us with cooperative advertising. The programs are typically negotiated at least annually and are generally based on product purchase volume.

We accrue allowances based on the satisfaction of terms of the program and sales of qualifying products even though we may not receive the allowances until the end of a quarter or year. When we record vendor allowances we must determine the period in which they should be recognized in the consolidated statements of income and whether they should be reflected as adjustments to cost of goods sold or the related expense, as provided in EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. If the programs provide reimbursement for specific, incremental and identifiable costs incurred to promote a vendor’s products, the allowances, credits, or payments are recorded as a reduction of the related expense in the period in which the cost is incurred. We also deduct amounts for cooperative advertising from our payments to manufacturers for inventory purchases based on individual agreements with our manufacturers. For all other vendor programs, the allowances, credits or payments are recorded as a reduction to the related inventory cost (rather than as a reduction to advertising expense) and recognized in cost of goods sold when the product is sold.

Self-Insured Liabilities. We are self-insured for certain losses related to workers’ compensation, general liability, motor vehicle and health insurance. We obtain third-party insurance coverage to limit our exposure to certain of these claims. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience, loss estimates and information provided by third-party administrators. We periodically review our assumptions, estimates and the information provided by third-party administrators to determine the adequacy of our reserves for our self-insured liabilities. Our reserves for self-insurance were $4.1 million and $3.6 million at March 31, 2006 and 2005, respectively.

Key Operating Measures

We use the following key measures to evaluate and assess our business:

Comparable Store Sales. Our comparable store sales base includes net sales for all store locations including remodeled and relocated stores, as well as our e-commerce site, that have been in operation for at least 14 full months. As of March 31, 2006, we included 58 stores in our comparable store base. We monitor comparable store sales daily, weekly, monthly and annually by product category, region, store and sales associate. Our analysis of comparable store sales provides us with the information to make merchandising and marketing decisions.

Gross profit. Gross profit measures the profitability of our sales, and is defined by us as net sales less cost of goods sold. We analyze gross profit at every level of our business, from the company as a whole to individual sales personnel and specific products and categories. We use gross profit measurements to focus our advertising and to manage our product offerings.

Description of Certain Line Items

Following is a description of additional components of certain line items from our consolidated financial statements:

Net Sales. Net sales consists of gross revenues from sales of products, delivery and installation and other services, net of promotions, rebates and discounts. Net sales also include revenues from sales of our extended service plans (ESPs). In October 2005, a third party assumed our obligations related to our previously sold ESPs. See note 15 to our consolidated financial statements for further discussion of the transaction related to our ESPs. When we were the primary obligor on the ESP, we recognized revenue from the sale of the ESP ratably over the life of the contract. When the primary obligor on the ESP is a third party, we recognize commission revenue from the sale of the ESP at the time of sale, net of the portion paid to the third-party obligor.

Cost of Goods Sold. Cost of goods sold is defined as the cost of gross inventory sold, including any handling charges, in-bound freight expenses and physical inventory losses, less the recognized portion of certain vendor allowances. Because we do not include costs related to our store distribution facilities in cost of goods sold, our gross profit may not be comparable to that of other retailers that include these costs in cost of goods sold and in the calculation of gross profit.

Selling, General & Administrative Expenses (SG&A). SG&A includes the majority of our costs (other than cost of goods sold, net advertising expense, stock-based compensation, gain on transfer of extended maintenance obligations, restructuring and asset impairment charges and interest) including wages, rent, depreciation and amortization, taxes (other than income taxes), insurance, utilities, delivery costs, distribution costs, service expense, repairs and maintenance of stores and equipment, and other general administrative expenses.

Net Advertising Expense. Net advertising expense consists of advertising costs as incurred reduced by payments received from vendors under cooperative advertising.

Stock-based Compensation. Stock-based compensation reflects all compensation expense associated with stock options and stock appreciation rights issued under the Equity Incentive Plan as further discussed in note 6 to our consolidated financial statements.

Gain on Transfer of Extended Maintenance Obligations. Gain on transfer of extended maintenance obligations reflects the net liabilities transferred less payments made to a third party to transfer our extended maintenance obligations.

Restructuring and Asset Impairment Charges. Restructuring and asset impairment charges consist of charges associated with our decision to outsource our product service and repair offerings. These charges reflect fair market adjustments to the carrying value of long-lived assets, primarily comprised of vehicles and equipment, and severance related charges in relation to certain eliminated positions.

Other Expense (Income). Other expense (income) includes interest expense, interest income, gain related to early extinguishment of debt, recapitalization transaction costs, and minority interest.

Deferred Revenue on Extended Maintenance Agreements. Deferred revenue on extended maintenance agreements represents the liability recognized on our balance sheet with respect to sales of ESPs under which we are the obligor. We amortize the deferred revenue on extended maintenance agreements ratably over the life of the ESP contract.

Results of Operations

Summary of Key Operating Trends for our Company on a De-consolidated Basis. As discussed in “Consolidation of Certain Related Party Entities,” we were required, pursuant to generally accepted accounting principles in the United States of America, to consolidate certain variable interest entities controlled by a former director and principal stockholder of ours or members of his immediate family prior to our recapitalization on February 3, 2005. Following the recapitalization, we were no longer required to consolidate these related party entities for accounting purposes because these entities were no longer under common control. As a result of the consolidation of the related party entities, our accompanying consolidated statements of income are not comparable. A detailed description of these related party transactions can be found in our Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (SEC) on September 30, 2005. The following condensed statements of income for the years ended March 31, 2006, 2005 and 2004 have been presented on a consolidated basis, as well as on a de-consolidated basis, for comparative purposes.

Certain Operating Information

The following table reflects our operating results on a consolidated basis including the variable interest entities for the years indicated as a percentage of net sales.

	Fiscal Year Ended March 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.5	68.2	68.2

Gross profit	31.5	31.8	31.8
Selling, general and administrative expenses	23.3	22.9	23.2
Net advertising expense	4.6	4.4	4.4
Stock-based compensation	—	1.2	0.3
Gain on transfer of extended maintenance obligations	(3.1)	—	—
Restructuring and asset impairment charges	0.1	—	—

Income from operations	6.6	3.2	3.9
Other expense	2.1	1.4	0.1
Income tax expense (benefit)	2.1	(1.8)	—

Net income	2.5%	3.6%	3.7%

Certain percentage amounts do not sum to total due to rounding.

The following table reflects our operating results on a de-consolidated basis excluding the variable interest entities for the years indicated as a percentage of net sales.

	Fiscal Year Ended March 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.5	68.2	68.2

Gross profit	31.5	31.8	31.8
Selling, general and administrative expenses	23.3	23.5	23.4
Net advertising expense	4.6	4.4	4.4
Stock-based compensation	—	1.2	0.3
Gain on transfer of extended maintenance obligations	(3.1)	—	—
Restructuring and asset impairment charges	0.1	—	—

Income from operations	6.6	2.7	3.7
Other expense (income)	2.1	0.9	(0.1)
Income tax expense (benefit)	2.1	(1.8)	—

Net income	2.5%	3.6%	3.7%

Certain percentage amounts do not sum to total due to rounding.

The following table sets forth our selected historical de-consolidated statement of income data for the years indicated (dollars are in thousands).

	Fiscal Year Ended March 31,
	2006	2005	2004
Net sales	$900,424	$803,199	$753,156
Cost of goods sold	616,512	548,105	513,408

Gross profit	283,912	255,094	239,748
Selling, general and administrative expenses	209,484	188,469	176,460
Net advertising expense	41,660	35,678	33,243
Stock-based compensation	—	9,277	2,390
Gain on transfer of extended maintenance obligations	(27,850)	—	—
Restructuring and asset impairment charges	1,009	—	—

Income from operations	59,609	21,670	27,655
Other expense (income)	18,730	7,202	(553)
Income tax expense (benefit)	18,664	(14,780)	—

Net income	$22,215	$29,248	$28,208

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended March 31, 2005

Net Sales. Net sales in fiscal 2006 increased 12.1% to $900.4 million from $803.2 million in fiscal 2005. This increase in sales was primarily attributable to the addition of nine stores and a 1.7% increase in comparable stores sales in fiscal 2006. The comparable store sales performance was primarily driven by sales growth in the major appliance and video categories, with gains in flat panel televisions outpacing the sales decline in projection and tube television sales.

Gross Profit. As a percentage of sales, our gross profit margin decreased by 0.3% to 31.5% in fiscal 2006 from 31.8% in fiscal 2005. The decrease in gross profit, as a percentage of sales, was primarily attributable to our decision to outsource our product service and repair work to third-party providers as well as to sell third-party extended service plans (ESPs).

Selling, General and Administrative Expenses. On a consolidated basis, SG&A expenses increased by 0.4%, as a percentage of sales, from 22.9% in fiscal 2005 to 23.3% for fiscal 2006. As adjusted to remove the impact of the consolidation of our variable interest entities, SG&A expenses decreased by 0.2%, as a percentage of sales, from 23.5% in fiscal 2005 to 23.3%. The decrease in SG&A expense as a percentage of sales, on a de-consolidated basis, for the year ended March 31, 2006 was primarily attributable to a decrease of approximately 0.8% from the outsourcing of our product service and repair work to third-party providers and our decision to sell third-party ESPs, partially offset by increases in professional fees, utilities and depreciation expense.

Net Advertising Expense. As a percentage of sales, net advertising expense increased 0.2% to 4.6% in fiscal 2006 from 4.4% in fiscal 2005. The increase was primarily attributable to the timing of excess advertising rebates received from vendors which were treated as a reduction in inventory in accordance with EITF 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.

Stock-Based Compensation. During fiscal 2005, we recognized stock-based compensation expense of $9.3 million related to the outstanding stock issued in exchange for a non-recourse note and stock appreciation rights representing variable awards under Accounting Principles Board (APB) Opinion No. 25 and related interpretations. Accordingly, stock-based compensation expense was recorded to reflect the increase in fair value of our common stock prior to our recapitalization. No stock-based compensation expense was recognized in fiscal 2006 in accordance with APB Opinion No. 25 as the stock options granted in fiscal 2006 were fixed awards and the exercise price of the stock options granted was equal to or greater than the fair value of the common stock on the date of grant.

Gain on Transfer of Extended Maintenance Obligations. In connection with our efforts to exit our product service and repair offerings, we entered into an agreement with a third party in fiscal 2006 to transfer our product service obligations for previously sold extended service plans. We paid the third party $21.5 million to assume our product service obligations and recognized a $27.9 million gain on the sale. The unrelated third-party is now the obligor on virtually all of the ESPs we sell.

Restructuring and Asset Impairment Charges. In connection with our transition to outsource our product service and repair services, we recorded restructuring and asset impairment charges of $1.0 million during fiscal 2006 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These charges represented asset impairments of certain long-lived assets and severance and benefits costs. The severance and benefits costs resulted in a cash outlay while the asset impairments were recognized as non-cash charges to write-off certain assets.

Other Expense (Income). Other expense, including recapitalization transaction costs and minority interest, on a consolidated basis increased $7.3 million from $11.4 million in fiscal 2005 to $18.7 million in fiscal 2006. As adjusted to remove the impact of the consolidation of our variable interest entities, other expense increased $11.5 million. This increase in other expense was primarily comprised of an increase in interest expense on the notes issued in connection with our recapitalization, partially offset by $4.7 million in transaction costs in fiscal 2005 related to the recapitalization.

Income Tax Expense (Benefit). Prior to February 3, 2005, our company was organized as an S corporation. Accordingly, the allocable share of taxable income or loss was included in the tax returns of the stockholders and income taxes were not reflected in our consolidated financial statements. Following the recapitalization, we no longer qualify as an S corporation and are now subject to U.S. federal and certain state and local income taxes applicable to C corporations. During the year ended March 31, 2006 we recorded income tax expense of $18.7 million which was comprised of $18.6 million of deferred income tax expense, primarily the result of an increase in income before income taxes, and $0.1 million of current state tax expense. During fiscal 2005, we recorded deferred income tax assets of $115.5 million as of the date we converted from an S corporation to a C corporation, of which $16.6 million was credited to income tax benefit and $98.9 million was credited to retained earnings.

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

Net Sales. Net sales in fiscal 2005 increased 6.6% to $803.2 million from $753.2 million in fiscal 2004. This increase in net sales was primarily attributable to the net addition of five stores coupled with a 0.4% increase in comparable store sales in fiscal 2005. The comparable store sales performance was primarily driven by strong sales performance in the video category, particularly flat panel televisions, partially offset by weaker tube television sales.

Gross Profit. As a percentage of sales, our gross profit margin remained flat at 31.8% from fiscal 2004 which reflected similar vendor support as well as relatively stable margins across product lines.

Selling, General and Administrative Expenses. On a consolidated basis, SG&A expenses decreased by 0.3%, as a percentage of sales, from 23.2% in fiscal 2004 to 22.9% for fiscal 2005. As adjusted to remove the impact of the consolidation of our variable interest entities, SG&A expenses increased by 0.1%, as a percentage of sales, from the comparable prior year period to 23.5% for fiscal 2005. The increase in SG&A expense as a percentage of sales, on a de-consolidated basis, for the twelve months ended March 31, 2005 was primarily attributable to increases in rent, property taxes and service expense, partially offset by decreases in depreciation and insurance.

Net Advertising Expense. As a percentage of sales, net advertising expense in fiscal 2005 remained flat at 4.4% from fiscal 2004.

Stock-Based Compensation. During fiscal 2005, the Company recognized stock-based compensation expense of $9.3 million related to the outstanding stock issued in exchange for a non-recourse note and stock appreciation rights representing variable awards under APB Opinion No. 25 and related interpretations. Accordingly, the increase of $6.9 million in stock-based compensation expense in fiscal 2005 from $2.4 million in fiscal 2004 was due to an increase in the value of common stock and accelerated vesting of stock appreciation rights related to the recapitalization.

Other Expense (Income). Other expense, including recapitalization transaction costs and minority interest, on a consolidated basis increased $10.5 million from $0.9 million in fiscal 2004 to $11.4 million in fiscal 2005. The increase in other expense on a consolidated basis was the result of $4.7 million of transaction costs related to the recapitalization, an increase of $3.7 million in minority interest expense and an increase in interest expense due to the notes issued in connection with the recapitalization. As adjusted to remove the impact of the consolidation of our variable interest entities, other expense increased $7.8 million from income of $0.6 million in fiscal 2004 to expense of $7.2 million in fiscal 2005. This increase in other expense was primarily the result of the increase in interest expense on the notes issued in connection with our recapitalization and transaction costs related to the recapitalization.

Income Tax Expense (Benefit). Prior to February 3, 2005, our company was organized as an S corporation. Accordingly, the allocable share of taxable income or loss was included in the tax returns of the stockholders and income taxes were not reflected in our financial statements. Following the recapitalization, we no longer qualify as an S corporation and are now subject to U.S. federal and certain state and local income taxes applicable to C corporations. During the year ended March 31, 2005 we recorded deferred income tax assets of $115.5 million as of the date our company was converted from an S corporation to a C corporation, of which $16.6 million was credited to income tax benefit and $98.9 million was credited to retained earnings.

Liquidity and Capital Resources

Following the recapitalization, we are no longer required to consolidate the variable interest entities for accounting purposes. See “Consolidation of Certain Related Party Entities”. Thus, the results presented below for fiscal 2006 are the same on both a consolidated and de-consolidated basis.

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004
Net cash (used in) provided by operating activities	$(524)	$38,331	$34,170
Net cash (used in) provided by investing activities	(16,143)	2,555	(12,466)
Net cash provided by (used in) financing activities	10,326	(40,892)	(24,661)

The following table presents a summary on a de-consolidated basis of our net cash provided (used) by operating, investing and financing activities (dollars are in thousands):

	Fiscal Year Ended March 31,
	2006	2005	2004
Net cash (used in) provided by operating activities	$(524)	$36,750	$32,875
Net cash (used in) provided by investing activities	(16,143)	(7,646)	(5,860)
Net cash provided by (used in) financing activities	10,326	(28,940)	(30,050)

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures were $19.0 million and $15.2 million for fiscal 2006 and 2005 on both a consolidated and de-consolidated basis. For fiscal 2004, capital expenditures were $15.5 million and $11.8 million on a consolidated and de-consolidated basis. The increase in capital expenditures during fiscal 2006 is primarily attributable to a greater number of store openings during the period and continued investments in our information systems. We expect to collect proceeds of approximately $2.7 million during the first half of fiscal 2007 from a sale and leaseback transaction for one of our fiscal 2006 new store openings. We plan to open between nine and ten new stores and relocate one store during fiscal 2007. In addition, we plan to commence construction on one to two new stores planned to open in fiscal 2008. Furthermore, we plan to continue to invest in our management information system infrastructure as well as incur capital remodeling and improvement costs. Collectively, our gross capital outlay is expected to range between $18 million to $20 million. Currently, we have arranged to enter into a sale and leaseback transaction totaling approximately $2 million for one of our new stores scheduled to open in fiscal 2007.

Cash (Used in) Provided by Operating Activities. Cash (used in) provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash (used in) provided by operating activities on a consolidated basis was $(0.5) million, $38.3 million and $34.2 million for the years ended March 31, 2006, 2005 and 2004, respectively. As adjusted to remove the impact of our variable interest entities, cash (used in) provided by operating activities was $(0.5) million, $36.8 million and $32.9 million for the same periods. The decrease in cash flows, on a de-consolidated basis, for fiscal 2006 as compared to fiscal 2005 was primarily a result of a $21.5 million cash payment related to the transfer of our extended maintenance obligations to a third party, an increase in inventories and a decrease in net income. These items were partially offset by an increase in accounts payable. The increase in cash flows, on a de-consolidated basis, for fiscal 2005 as compared to fiscal 2004 was a result of a slight increase in net income and improved management of working capital, partially offset by an increase in inventories.

Cash (Used in) Provided by Investing Activities. Cash (used in) provided by investing activities on a consolidated basis was $(16.1) million, $2.6 million and $(12.5) million for years ended March 31, 2006, 2005 and 2004, respectively. As adjusted to remove the impact of our variable interest entities, cash used in investing activities was $(16.1) million, $(7.6) million and $(5.9) million for the same periods. The increase for fiscal 2006 as compared to fiscal 2005, on a de-consolidated basis, was primarily due to an increase in capital expenditures, reduction of sales of property and equipment and repayment of notes receivable in fiscal 2005. The increase for fiscal 2005, on a de-consolidated basis, as compared to fiscal 2004, was primarily due to an increase in capital expenditure and sales of property and equipment.

Cash Provided by (Used in) Financing Activities. On a consolidated basis, financing activities provided (used) $10.3 million, $(40.9) million and $(24.7) million in cash for the years ended March 31, 2006, 2005 and 2004, respectively. On a de-consolidated basis, financing activities provided (used) $10.3 million, $(28.9) million and $(30.1) million for the years ended March 31, 2006, 2005 and 2004, respectively. The change for fiscal 2006 as compared to fiscal 2005 was primarily due to distributions to stockholders of $300.6 million in fiscal 2005, partially offset by proceeds from debt issuance, proceeds from common stock issuances, net payments on related party notes payable, payment of financing costs related to the recapitalization transaction in fiscal 2005 and an increase in book overdrafts. The decrease in 2005 as compared to fiscal 2004 was primarily due to net recapitalization activities.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes. Interest on the notes is payable in arrears on February 1 and August 1 of each year. The notes will mature on February 3, 2013. On September 1, 2005, the interest on the senior notes increased to 9.25% per annum pursuant to section 4 of the Registration Rights Agreement dated February 3, 2005 between us and the initial purchasers of the notes. The interest rate increase remained in effect until the Registration Statement covering the exchange offer with respect to the notes was declared effective by the Securities and Exchange Commission (the SEC) and the exchange offer was consummated. On November 4, 2005, the exchange offer was consummated and the interest rate consequently decreased to 9.0% per annum.

During the fourth quarter of fiscal 2006, we purchased $4.5 million of our 9% senior notes at a weighted average price of 94.08% of face value. For the year ended March 31, 2006, we recorded a gain related to the early extinguishment of debt of approximately $39,000 representing the difference between the purchase price and the carrying value of the senior notes, as well as the associated write-off of debt issuance costs.

Junior Subordinated Notes. As part of the consideration paid in the recapitalization to certain stockholders, we issued $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 1, 2015. The original discount on the note will be accreted to interest expense through the maturity date. As of March 31, 2006, the unamortized discount on the note totaled approximately $7.3 million. Accretion of the discount was approximately $0.5 million during fiscal 2006 and is included in interest expense in the accompanying consolidated statements of income.

Revolving Credit Facility. We have a revolving credit agreement with a bank group for up to $75 million. The facility includes a $25 million sub-limit for letters of credit. Borrowings under the revolving credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. We pay an annual commitment fee of 3/8% on the unused portion of the facility.

The interest rate based on the bank’s prime rate as of March 31, 2006 was 7.75%. As of March 31, 2006, under the revolving credit facility, we had no cash borrowings outstanding and $5.9 million of letters of credit outstanding which expire through November 1, 2006. As of March 31, 2006, the total borrowing availability under the revolving credit facility was $39.7 million.

The unsecured senior notes and the revolving credit are guaranteed by our wholly-owned subsidiary, HHG which has substantially no assets or operations. The guarantee is full and unconditional and we has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement.

The debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making equity repurchases, debt prepayments and transactions with affiliates. The revolving credit agreement also contains a financial covenant requiring maintenance of a minimum fixed charge coverage ratio. The debt agreements also restrict payment of dividends unless we achieve a specific fixed charge coverage ratio as defined in the debt agreements. Any such dividends are limited to the lesser of 50% of consolidated net income and 100% of equity contributions since the date of the recapitalization. We were in compliance with the restrictions and covenants at March 31, 2006.

Long-term Liquidity. Anticipated cash flows from operations and funds available from our revolving credit facility, together with cash on hand, should provide sufficient funds to finance our operations for at least the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. We also have the ability to repurchase up to $20 million of our outstanding Senior Notes at our discretion under the terms of our loan and security agreement.

Seasonality

Our business is seasonal, with a higher portion of net sales and operating profit realized during the quarter that ends December 31. Our consumer electronics sales are influenced by overall demand for digital electronics and are generally the highest in the third quarter of each fiscal year due to the holiday shopping season. Appliance revenue is impacted by seasonal weather patterns but is less seasonal than our electronics business and helps to reduce the seasonality of our overall business. For example, we experience stronger sales of compressor appliances (air conditioners, refrigerators and freezers) during hotter summers because higher temperatures tend to wear out the compressors in these products.

Impact of Inflation

The impact of inflation and changing prices has not been material to our revenue or net income in any of the last three fiscal years. Highly competitive market conditions and the general economic environment minimized inflation’s impact on the selling prices of our products and our expenses. In addition, price deflation and the continued commoditization of key technology products affects our ability to increase our gross profit rate.

Contractual Obligations

Our contractual obligations at March 31, 2006, were as follows (dollars are in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$189.2	$22.9	$42.4	$34.9	$89.0
Junior and senior notes	185.5	—	—	—	185.5
Interest payable on junior and senior notes	114.6	15.9	31.9	31.9	34.9

Total	$489.3	$38.8	$74.3	$66.8	$309.4

We lease certain retail stores, warehouse and office space, our corporate airplane and vehicles under operating leases. Our noncancellable lease agreements expire through March 31, 2026, require various minimum annual rentals and contain certain options for renewal. Certain of these leases are with related parties, including one of our stockholders. The majority of the real estate leases require payment of property taxes, normal maintenance and insurance on the properties. Total rent expense with respect to real property was approximately $21.2 million, $16.3 million and $13.9 million in fiscal 2006, 2005 and 2004, respectively. As adjusted to add back the reduction in rent expense attributable to the consolidation of our variable interest entities, total rent expense for our real property would have been approximately $21.2 million, $18.3 million and $15.9 million in fiscal 2006, 2005 and 2004, respectively. Contingent rentals based upon sales are applicable to certain of the store leases. Contingent rent expense was approximately $0.2 million in fiscal 2006 and 2005 and $0.1 million in fiscal 2004, respectively. Total rental expense with respect to real property has increased as a result of the increase in the number of our stores.

Off Balance Sheet Items

Other than operating leases, we do not have any off balance sheet arrangements. We finance some of our new-store development programs through sale and leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that are accounted for as operating leases in accordance with GAAP. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section above. Additional information regarding our operating leases is available in Item 2, Properties, and Note 7, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires all entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic value-based method previously allowable under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R is effective for annual reporting periods beginning on or after June 15, 2005. We adopted SFAS No. 123R effective April 1, 2006 using the prospective method and the adoption did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless impractical to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. This Statement is effective for the Company’s fiscal year beginning April 1, 2006. The impact of SFAS 154 will depend on the accounting change, if any, in a future period.

Outlook

Our video business is undergoing a transition as a result of declining consumer demand for projection televisions in favor of plasma and LCD flat panel technology, coupled with an industry-wide supply shortage of larger flat screen televisions. The supply of large flat screen televisions has improved sequentially since March and is expected to continue to improve during the second half of calendar 2006. We anticipate that our comparable store sales will range between flat and positive one percent versus the prior year for the first fiscal quarter ending June 30, 2006. During the first fiscal quarter of 2007, we opened two new stores. We expect that earnings before net interest expense, income taxes, depreciation and amortization may decrease during the first fiscal quarter of 2007 due to a shift in the timing of the recognition of vendor rebates designated to support our growth during the first quarter last year.

Our outlook for the first quarter of fiscal 2007 is based on information presently available and contains certain assumptions regarding macroeconomic conditions. We cannot be certain what effects rising energy prices, reduced consumer confidence and increasing interest rates may have on consumer spending. Differences in actual economic conditions compared with our assumptions could have a material impact on our first quarter of fiscal 2007 results.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in floating rate interest on outstanding debt under our revolving credit facility. As of March 31, 2006, we had no cash borrowings under our revolver. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated. We do not hedge interest rate exposure. We will consider entering into interest rate swap agreements at such times as we deem appropriate.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GREGG APPLIANCES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gregg Appliances, Inc.:

We have audited the accompanying consolidated balance sheets of Gregg Appliances, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gregg Appliances, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with generally accepted accounting principles in the United States.

/s/ KPMG LLP

Indianapolis, Indiana

June 16, 2006

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended March 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
Net sales	$900,424	$803,199	$753,156
Cost of goods sold	616,512	548,105	513,408

Gross profit	283,912	255,094	239,748
Selling, general and administrative expenses	209,484	184,224	175,034
Net advertising expense	41,660	35,678	33,243
Stock-based compensation	—	9,277	2,390
Gain on transfer of extended maintenance obligations	(27,850)	—	—
Restructuring and asset impairment charges	1,009	—	—

Income from operations	59,609	25,915	29,081

Other expense (income):
Interest expense	19,000	3,866	1,052
Interest income	(231)	(977)	(278)
Gain related to early extinguishment of debt	(39)	—	—
Recapitalization transaction costs	—	4,745	—
Minority interest	—	3,813	99

Total other expense	18,730	11,447	873

Income before income taxes	40,879	14,468	28,208
Income tax expense (benefit)	18,664	(14,780)	—

Net income	$22,215	$29,248	$28,208

See accompanying notes to consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2006 and 2005

	2006	2005
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,301	$8,642
Accounts receivable-trade	7,024	5,907
Accounts receivable-other	8,862	8,892
Merchandise inventories	98,807	76,817
Deferred commissions	—	3,670
Land held for sale	—	1,359
Prepaid expenses and other current assets	4,572	3,431
Deferred income taxes	1,560	6,999

Total current assets	123,126	115,717

Net property and equipment	50,986	43,826
Deferred commissions	—	6,265
Deposits	2,862	7,858
Cash surrender value of life insurance	—	1,096
Deferred financing costs, net	9,821	10,997
Deferred income taxes	96,522	106,724
Other	447	621

	160,638	177,387

Total assets	$283,764	$293,104

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable - third party	$3,319	$—
Accounts payable - vendors	52,011	28,651
Customer deposits	14,912	12,562
Accrued liabilities	31,920	32,980
Deferred revenue on extended maintenance agreements	—	22,844

Total current liabilities	102,162	97,037

Long-term liabilities:
Long-term debt	178,242	182,285
Deferred revenue on extended maintenance agreements	120	38,805
Other long-term liabilities	8,394	7,824

Total long-term liabilities	186,756	228,914

Total liabilities	288,918	325,951

Stockholders’ equity (deficit):
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2006 and 2005	—	—
Common stock, no par value; 52,500,000 shares authorized; 14,254,800 and 13,970,000 shares issued and outstanding as of March 31, 2006 and 2005, respectively	113,809	111,054
Accumulated deficit	(118,744)	(143,901)

	(4,935)	(32,847)
Note receivable for common stock	(219)	—

Total stockholders’ deficit	(5,154)	(32,847)

Total liabilities and stockholders’ equity (deficit)	$283,764	$293,104

See accompanying notes to consolidated financial statements

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended March 31, 2006, 2005 and 2004

	Preferred Stock Amount	Common Stock Amount	Retained Earnings (Accumulated Deficit)	Receivable for Common Stock	Total Stockholders’ Equity
Balance at March 31, 2003	$—	$75	$26,727	$—	$26,802
1,503,000 shares of common stock issued to an executive employee	—	8,500	—	(8,500)	—
Stock compensation expense	—	1,252	—	—	1,252
Net income	—	—	28,208	—	28,208
Distributions to stockholders	—	—	(30,674)	—	(30,674)

Balance at March 31, 2004	$—	$9,827	$24,261	$(8,500)	$25,588
Payments received on receivable for common stock	—	—	—	8,500	8,500
Stock compensation expense	—	3,748	—	—	3,748
Issuance of common stock as part of the recapitalization	—	111,214	—	—	111,214
Transaction costs for stock issuance	—	(2,825)	—	—	(2,825)
Issuance of common stock	—	700	—	—	700
Income tax benefit due to recapitalization	—	—	98,942	—	98,942
Net income	—	—	29,248	—	29,248
Distributions to stockholders	—	(11,610)	(296,352)	—	(307,962)

Balance at March 31, 2005	$—	$111,054	$(143,901)	$—	$(32,847)
Net issuance of common stock	—	2,792	—	(238)	2,554
Adjustment of income tax benefit from recapitalization	—	—	2,947	—	2,947
Common stock repurchase	—	(37)	(5)	19	(23)
Net income	—	—	22,215	—	22,215

Balance at March 31, 2006	$—	$113,809	$(118,744)	$(219)	$(5,154)

See accompanying notes to consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended March 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$22,215	$29,248	$28,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,459	8,635	9,371
Amortization of deferred financing costs	1,594	259	—
Accretion of original issue discount	458	42	—
Stock-based compensation	—	9,277	2,390
(Gain) loss on sales of property and equipment	165	(3,043)	128
Gain on early extinguishment of debt	(39)	—	—
Deferred income taxes	18,588	(14,780)	—
Restructuring and asset impairment charges	1,009	—	—
Gain on transfer of extended maintenance obligations	(27,850)	—	—
Payments for transfer of extended maintenance obligations	(21,467)	—	—
Minority interest	—	3,813	99
Changes in operating assets and liabilities:
Accounts receivable—trade	(1,117)	(652)	(2,675)
Accounts receivable—other	103	(2,421)	911
Merchandise inventories	(21,990)	(2,784)	3,499
Prepaid expenses and other assets	(967)	(219)	(513)
Deferred commissions	472	(1,039)	(1,010)
Deposits	4,996	1,494	(1,388)
Accounts payable—third parties	3,319	(3,994)	(6,896)
Accounts payable—vendors	11,976	3,962	(9,172)
Deferred revenue on extended maintenance agreements	(2,749)	5,781	6,157
Customer deposits	2,350	2,724	1,733
Other accrued liabilities	(2,619)	727	1,930
Other long-term liabilities	570	1,301	1,398

Net cash (used in) provided by operating activities	(524)	38,331	34,170

Cash flows from investing activities:
Purchases of property and equipment	(19,046)	(15,212)	(15,546)
Payments on notes receivable—related parties	—	25,051	3,170
Advances on notes receivable—related parties	—	(16,551)	(36)
Proceeds on sale (purchase) of land held for sale	1,359	(963)	—
(Increase) decrease in cash surrender value of life insurance	1,096	(196)	(199)
Deconsolidation of cash of variable interest entities	—	(585)	—
Proceeds from sales of property and equipment	448	11,011	145

Net cash (used in) provided by investing activities	(16,143)	2,555	(12,466)

Cash flows from financing activities:
Net increase in book overdrafts	11,384	—	—
Repayments of mortgage notes payable	—	(7,141)	(338)
Proceeds from long-term debt	—	182,243	—
Payment related to early extinguishment of debt	(2,844)	—	—
Proceeds from notes payable—related parties	—	23,336	41,074
Payments on notes payable—related parties	—	(31,707)	(40,579)
Payment of financing costs	(645)	(11,256)	—
Proceeds from issuance of common stock	2,548	111,914	—
Payments for repurchase of common stock	(23)	—	—
Transaction costs for stock issuance	(94)	(2,825)	—
Distributions to stockholders	—	(300,646)	(30,674)
Minority interest	—	(4,810)	5,856

Net cash provided by (used in) financing activities	10,326	(40,892)	(24,661)

Net decrease in cash and cash equivalents	(6,341)	(6)	(2,957)
Cash and cash equivalents
Beginning of year	8,642	8,648	11,605

End of year	$2,301	$8,642	$8,648

Supplemental disclosure of cash flow information:
Issuance of common stock for note receivable from an executive employee	$—	$—	$8,500
Distribution payable for S Corp deposit	—	7,318	—
Note receivable for issuance of common stock from GIC	219	—	—
Interest paid	16,991	988	1,058
Income taxes paid	35	—	—

See accompanying notes to consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Description of Business

Gregg Appliances, Inc. (the Company) is a specialty retailer of consumer electronics, home appliances and related services operating under the names hhgregg® and Fine Lines®. As of March 31, 2006, the Company had 67 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

Sales for the years ended March 31, 2006, 2005, and 2004 can be categorized as follows:

	2006	2005	2004
Video products	47%	47%	45%
Home appliances	38	37	38
Other products and services	15	16	17

	100%	100%	100%

The Company purchases a significant portion of its merchandise from two vendors. For the year ended March 31, 2006, two vendors accounted for 15.0% and 10.2%, respectively, of merchandise purchases. For the year ended March 31, 2005, two vendors accounted for 15.2% and 9.9%, respectively, of merchandise purchases. For the year ended March 31, 2004, two vendors accounted for 14.1% and 12.6%, respectively, of merchandise purchases.

(a) Recapitalization

On October 19, 2004, the Company entered into an Agreement and Plan of Merger, as amended, with Gregg Investment Corporation, LLC (GIC) to consummate a recapitalization of the Company. Under the terms of the Agreement and Plan of Merger, GIC, an entity formed by an affiliate of Freeman Spogli & Co. LLC, merged with and into Gregg Appliances, Inc. and Gregg Appliances, Inc. survived the merger. The recapitalization was effected on February 3, 2005.

Pursuant to the Agreement and Plan of Merger, GIC contributed cash of $111.2 million in equity capital to the Company and the equity holders received consideration of approximately $286.4 million. As part of the consideration, the Company issued $25.0 million principal amount of 6% junior subordinated notes, with a fair value of $17.2 million to certain stockholders. The junior subordinated notes will mature on February 3, 2015 and are subordinate to all of the Company’s existing and future senior and subordinated debt. Three of the management stockholders retained a portion of the Company’s common stock held by them before the recapitalization with an aggregate value of $27.8 million, based on the valuation of the Company determined in connection with the recapitalization, and they did not receive consideration in the recapitalization with respect to the stock they retained. Following the recapitalization, GIC owns 80.01% of the Company’s common stock and the three management stockholders collectively own 19.99% of the Company’s common stock. GIC and the former stockholders made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the recapitalization as an asset purchase for tax purposes. In accordance with Emerging Issues Task Force (EITF) 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109, the tax benefit of this election was recorded as an equity transaction. For all periods prior to the recapitalization the Company operated as an S corporation for federal and state income tax purposes. However, following the recapitalization the Company no longer qualified as an S corporation and became subject to U.S. Federal and certain state and local income taxes applicable to C corporations. The transaction was accounted for as a leveraged recapitalization with no change in the book basis of assets and liabilities.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Gregg Appliances, Inc. and its wholly-owned subsidiary, HHG Distributing, LLC (HHG). HHG is inactive and its assets consist of a 5% ownership interest in a distributing company, totaling $0.1 million which is accounted for on the cost method.

As discussed in note 10, the consolidated financial statements for the period prior to the recapitalization date of February 3, 2005 and for the year ended March 31, 2004, also include the financial statements of certain special-purpose entities owned by related parties through the date of the recapitalization. The special-purpose entities all had fiscal years ended December 31. The Company believes that use of the different fiscal period for these entities has not had a material impact on the Company’s results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. Effective as of the recapitalization, Gregg Appliances, Inc, is no longer required to consolidate the special-purpose entities as an implicit guarantee no longer exists due to changes in majority ownership and corporate governance.

(c) Estimates

Management uses estimates and assumptions in preparing financial statements in conformity with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates and assumptions.

(d) Cash and Cash Equivalents

Cash and cash equivalents may include money market deposits and other financial instruments with original maturities of three months or less.

(e) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are subject to finance charges. Accounts receivable-other consists mainly of amounts due from vendors for advertising and volume rebates. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has determined an allowance of $0.7 million and $0.1 million is necessary at March 31, 2006 and 2005, respectively, based on historical write-off experience and specific customer data. The Company recorded provisions for bad debt, net of recoveries, of $1.4 million, $0.6 million and $0.3 million for the years ended March 31, 2006, 2005, and 2004, respectively. The allowance at March 31, 2006 includes $0.3 million for product service and repair receivables which the Company determined was necessary based on our restructuring efforts to outsource our product service and repair as discussed in note 14. Additionally, the recorded allowance for bad debt, net of recoveries, for the year ended March 31, 2006 includes $0.6 million related to product service and repair receivables.

(f) Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or net realizable value.

(g) Land Held for Sale

From 2003 to 2005, the Company purchased land, which was sold in December 2005. As discussed in note 8, the land was sold to the Chairman and Chief Executive Officer of the Company, along with certain members of his immediate family, at its estimated fair market value in exchange for cash. No gain or loss was recognized on the sale of the land as the purchase price of $1.4 million was equal to the book value on the date of sale.

(h) Property and Equipment

Property and equipment are recorded at cost and are being depreciated over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the shorter of the lease term or expected useful life. Repairs and maintenance costs are charged directly to expense as incurred.

Property and equipment consisted of the following at March 31 (in thousands):

	2006	2005
Buildings	$2,725	$—
Machinery and equipment	7,097	7,903
Office furniture and equipment	37,897	31,719
Vehicles	6,178	7,790
Signs	3,562	2,824
Leasehold improvements	31,964	26,502
Construction in progress	2,945	3,062

	92,368	79,800
Less accumulated depreciation and amortization	(41,382)	(35,974)

Net property and equipment	$50,986	$43,826

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	40
Machinery and equipment	5–7
Office furniture and equipment	3–7
Vehicles	5
Signs	7
Leasehold improvements	5–20

(i) Impairment of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. The Company has determined that no impairment loss was required to be recognized during the years ended March 31, 2005 or 2004. As discussed in note 14, for the year ended March 31, 2006, the Company recorded asset impairment charges of $0.8 million in connection with our restructuring efforts related to the outsourcing of our product service and repair. The Company determined that no additional impairment loss was required to be recognized during the year ended March 31, 2006.

(j) Deferred Financing Costs

Costs incurred related to debt financing are capitalized and amortized over the life of the related debt as a component of interest expense. For the years ended March 31, 2006 and 2005, the Company capitalized $0.6 million and $11.3 million of financing related costs and recognized related amortization expense of $1.6 million and $0.3 million, respectively. As discussed in note 4, $0.2 million of deferred financing costs were written off in fiscal 2006 in connection with the Company’s early extinguishment of debt related to the 9% senior notes.

(k) Revenue Recognition

The Company recognizes revenue from the sale of merchandise at the time the customer takes possession of the merchandise. The Company honors returns from customers within ten days from the date of sale and provides allowances for estimated returns based on historical experience. The Company recorded an allowance for sales returns of $0.1 million at March 31, 2006 and 2005. The Company recognizes service revenue at the time the service is completed, the price is fixed or determinable, and collectibility is reasonably assured. Proceeds from the sales of gift cards are deferred until redeemed by the customer. Amounts billed to customers for delivery of merchandise are included in revenue.

The Company sells extended service plans (ESPs) on appliance and electronic merchandise for periods ranging up to ten years. Funds received for ESPs in which the Company is the primary obligor are deferred and the incremental direct costs of selling the ESP, including commissions, are capitalized and amortized on a straight-line basis over the term of the service agreement. Costs of services performed pursuant to the ESP are expensed as incurred. For ESPs sold by the Company on behalf of a third party, the net commission revenue is recognized at the time of sale. The Company is not the primary obligor on ESPs sold on behalf of third parties. As discussed in note 15, in October 2005, an unrelated party assumed the Company’s remaining product service obligations for its previously sold ESPs, with the exception of certain small electronics ESPs sold by the Company.

The information below provides the changes in the Company’s deferred revenue on extended service agreements (in thousands):

	Year ended March 31
	2006	2005	2004
Deferred revenue on extended service agreements:
Balance at beginning of year	$61,649	$55,868	$49,711
Revenue deferred on new agreements	21,071	44,269	41,458
Revenue recognized	(23,700)	(38,488)	(35,301)
Transfer of extended service agreements, see note 15	(58,900)	—	—

Balance at end of year	$120	$61,649	$55,868

(l) Cost of Goods Sold

Cost of goods sold includes the total cost of products sold, vendor allowances, handling charges, in-bound freight expenses, and physical inventory losses. Delivery charges of $21.0 million, $19.3 million, and $19.3 million for the years ended March 31, 2006, 2005, and 2006, respectively, were included in selling, general, and administrative expenses.

(m) Vendor Allowances

The Company receives allowances from vendors as a result of purchasing and promoting their products. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are recorded as a reduction to the related expense when the cost is incurred. For all other vendor programs, including vendor allowances received in excess of the cost to promote a vendor’s product, or vendor allowances directly related to the purchase of a vendor’s product, allowances are recorded as a reduction to the related inventory, and therefore recognized in cost of goods sold when the product is sold.

(n) Advertising Costs

Advertising costs are expensed as incurred. These amounts have been reduced by payments received from vendors under cooperative advertising which totaled $16.5 million, $15.6 million, and $15.4 million for the years ended March 31, 2006, 2005, and 2004, respectively.

(o) Store Opening Costs

Store opening costs, other than capital expenditures, are expensed as incurred.

(p) Income Taxes

Prior to February 3, 2005, Gregg Appliances, Inc. was organized as an S corporation. Accordingly, the allocable share of taxable income or loss was includable in the tax returns of the stockholders and income taxes were not reflected in the Company’s consolidated financial statements. Following the recapitalization, the Company no longer qualified as an

S corporation and became subject to U.S. federal and certain state and local income taxes applicable to C corporations.

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

During the year ended March 31, 2006, the deferred tax asset related to goodwill for tax purposes was finalized and an additional $2.9 million was recorded as an equity transaction. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. During the year ended March 31, 2006, tax law changes were enacted to change the tax rates of certain states in which the Company operates. These changes have been recognized in income tax expense during the year ended March 31, 2006 and are included within the income tax rate reconciliation in note 5.

(q) Common Stock, Stock Options, and Stock Appreciation Rights

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its stock options and stock appreciation rights. FASB Statement No. 123, Accounting for Stock-Based Compensation, and FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FASB Statement No. 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding awards for the years ended March 31, 2006, 2005, and 2004 (in thousands).

	2006	2005	2004
Net income, as reported	$22,215	$29,248	$28,208
Add stock-based employee compensation expense included in reported net income	—	9,277	2,390
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(222)	(5,530)	(1,138)

Pro forma net income	$21,993	$32,995	$29,460

(r) Accrued Straight-Line Rent

Most of the Company’s leases include fixed-dollar rental commitments, with many containing rent escalations based on a fixed amount. In accordance with SFAS No. 13, Accounting for Leases, as amended by SFAS No. 29, Determining Contingent Rentals, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the Company recognizes rental expense for minimum lease payments from operating leases on a straight-line basis over the lease term, including any additional cancelable option periods where failure to exercise such options would have resulted in an economic penalty. The rental expense commences at the start of the build-out period, during which time the Company typically does not make rent payments, and is recognized over the lease term. Allowances received for leasehold improvements are included as accrued straight-line rent. Accrued straight-line rent is included in other long-term liabilities on the balance sheets and was $5.9 million and $6.1 million at March 31, 2006 and 2005, respectively.

(s) Variable Interest Entities

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company was required to apply FIN 46R as of March 31, 2004. Under FIN 46R, the Company had to consolidate certain special-purpose leasing entities because they were owned by related parties. Prior to the effective date of FIN 46R, the Company was required to consolidate these entities based on guidance in EITF Issue No. 90-15, Impact of Nonsubstantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions, and EITF Topic No. D-14, Transactions involving Special-Purpose Entities. Effective as of the recapitalization date, the Company is no longer required to consolidate these entities due to changes in the Company’s majority ownership and corporate governance.

(t) Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform with the 2006 presentation.

(u) Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires all entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic value-based method previously allowable under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R is effective for annual reporting periods beginning on or after June 15, 2005. We adopted SFAS No. 123R effective April 1, 2006 using the prospective method and the adoption did not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless impractical to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. This Statement is effective for the Company’s fiscal year beginning April 1, 2006. The impact of SFAS 154 will depend on the accounting change, if any, in a future period.

(v) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components. As of years ended March 31, 2006 and 2005, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(2)	Inventories

Inventories consisted of the following at March 31 (in thousands):

	2006	2005
Appliances	$32,867	$25,934
Electronics	65,940	49,271
Service parts	—	1,612

	$98,807	$76,817

(3)	Accounts Payable–Third Party

The Company has an inventory purchasing arrangement with a financial institution, which provides for advances up to $8 million, except for the period from October 1 through January 1, when it increases to $10 million. Inventory purchases under this arrangement are collateralized by a security interest in the specific merchandise inventories. The Company does not pay interest on amounts outstanding unless such amounts become past due. The financial institution negotiates terms directly with the vendors and the agreement has provisions that entitle the financial institution to a portion of the discounts provided by the vendor. Amounts outstanding under the purchasing arrangement were $3.3 million and $0 at March 31, 2006 and 2005, respectively.

(4)	Debt

A summary of long-term debt at March 31 is as follows (in thousands):

	2006	2005
9.0% Senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	$160,500	$165,000
6.0% Junior subordinated notes, interest due on a semi-annual basis on February 1 and August 1 though February 1, 2015, net of discount of $7,258 and $7,715 at March 31, 2006 and 2005, respectively	17,742	17,285

Total debt	178,242	182,285
Less current maturities of long-term debt	—	—

Total long-term debt	$178,242	$182,285

Scheduled maturities of long-term debt at March 31, 2006 are as follows:

2013	$160,500
2015	25,000

$185,500

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

During the fourth quarter of fiscal 2006, the Company purchased $4.5 million of its 9% senior notes at a weighted-average price of 94.08% of face value. For the year ended March 31, 2006, the Company recorded a gain related to the early extinguishment of debt of approximately $39,000 representing the difference between the purchase price and the carrying value of the 9% senior notes, net of related capitalized debt issuance costs.

On February 3, 2005 the Company also issued to certain of its stockholders, $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 1, 2015. The original discount on the notes will be accreted to interest expense through the maturity date. Accretion of the discount was approximately $0.5 million and $0.1 million during the years ended March 31, 2006 and 2005, respectively, and is included in interest expense in the accompanying consolidated financial statements.

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

The interest rate based on the bank’s prime rate as of March 31, 2006 was 7.75%. As of March 31, 2006, under the revolving credit facility, the Company had no cash borrowings outstanding and $5.9 million of letters of credit outstanding which expire through November 1, 2006. As of March 31, 2006, the total borrowing availability under the revolving credit facility was $39.7 million.

The unsecured senior notes and the revolving credit facility are guaranteed by the Company’s wholly-owned subsidiary, HHG, which has substantially no assets or operations. The guarantee is full and unconditional and the Company has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement.

The debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making equity repurchases, debt prepayments and transactions with affiliates. The revolving credit agreement also contains a financial covenant requiring maintenance of a minimum fixed charge coverage ratio. The debt agreements also restrict payment of dividends unless the Company achieves a specific fixed charge coverage ratio as defined in the debt agreements. Any such dividends are limited to the lesser of 50% of consolidated net income and 100% of equity contributions since the date of the recapitalization. The Company was in compliance with the restrictions and covenants at March 31, 2006.

(5)	Income Taxes

Income tax expense (benefit) for the years ended March 31 consisted of the following (in thousands):

	2006	2005
Current:
Federal	$—	$—
State	76	—

Total current	76	—

Deferred:
Federal	13,354	(12,543)
State	5,234	(2,237)

Total deferred	18,588	(14,780)

Total	$18,664	$(14,780)

Deferred income taxes at March 31 consisted of the following:

	2006	2005
Deferred tax assets:
Goodwill for tax purposes	$92,329	$97,843
Deferred revenue	—	25,110
Accrued expenses	2,870	2,610
Inventories	375	375
Supplemental retirement plan	933	720
Other	313	59
NOL and credit carryforwards	6,970	1,446

Total deferred tax assets	103,790	128,163

Deferred tax liabilities:
Deferred commissions	—	6,068
Property and equipment	2,220	4,727
Discount on junior notes	2,903	3,142
Other	585	503

Total deferred tax liabilities	5,708	14,440

Net deferred tax assets	$98,082	$113,723

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are expected to reverse, the Company believes it is more likely than not that it will realize the benefits of these deductible differences.

At March 31, 2006, the Company has net operating loss carryforwards for federal income tax purposes of $15.9 million, which are available to offset future federal taxable income through 2026.

The expense (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income before income taxes and cumulative effect of accounting change due to the following (in thousands):

	2006	2005
Computed “expected” tax expense	$14,308	$5,064
State income tax expense, net of federal income tax benefit	2,141	—
Deferred tax assets at date of conversion to C corporation	—	(16,587)
Tax effect of income while an S corporation	—	(3,372)
State taxes after conversion to a C corporation	—	242
Changes in state income tax rates and apportionment	2,057	—
Other	158	(127)

	$18,664	$(14,780)

(6)	Stockholders’ Equity

Common Stock

During fiscal year 2004, the Company accepted an $8.5 million note receivable from one of its executives for the purchase of Company stock. The note bore interest at 5.08% per annum payable annually in arrears. Principal payments were due annually in the amount by which distributions exceeded the stockholder’s income tax liability, with the remaining outstanding principal and accrued interest due on September 30, 2014. The note and accrued interest were paid in full during fiscal year 2005. Interest income on the note receivable was $0.4 million for the year ended March 31, 2005. The common stock was subject to a buy-sell agreement. If the executive desired to sell all or a portion of his shares, he was required to offer them to the Company and, if the Company declined, to the other stockholders. If the other stockholders did not elect to purchase the shares, the Company was required to purchase the shares at fair value. The note was considered a nonrecourse note under APB Opinion No. 25 and related interpretations. Accordingly, the stock purchase was treated as a variable award and stock compensation expense of $3.7 million and $1.3 million was recorded for the years ended March 31, 2005 and 2004, respectively, to reflect the increase in estimated fair value of the Company’s common stock.

During fiscal year 2006, the Company issued 288,550 shares of common stock to GIC at $10.00 per share in exchange for $2.6 million, notes receivable of $0.2 million, as well as the recognition of $0.1 million of compensation expense associated with a stock grant. The notes receivable was reduced to $0.2 million as of March 31, 2006 as the Company repurchased 3,750 shares of common stock for approximately $23,000 and cancellation of a note receivable of approximately $19,000. The remaining $0.2 million notes receivable balance as of March 31, 2006 has been classified as an offset to equity in the accompanying condensed consolidated balance sheet. The notes accrue interest at 6.0% per annum, payable in arrears commencing on May 31, 2006 and on each succeeding May 31 thereafter with respect to the interest accrued during the previous twelve-month period ending March 31 until the notes are paid in full. The principal balance of each note and all accrued and unpaid interest on such note is payable in full by each borrower on the seventh anniversary of the date of such note. The Company recognized interest income of approximately $9,000 for the year ended March 31, 2006 related to the notes receivable. The compensation expense associated with the stock grant was recorded within Selling, General and Administrative expense in the accompanying consolidated statement of income for the year ended March 31, 2006.

Stock Option Plan

Effective April 1, 2003, the Company adopted an Equity Incentive Plan that permitted the grant of stock options and stock appreciation rights for up to 5,711,400 (as adjusted for the February 2005 stock split) common shares of the Company. The options and rights were granted at no less than 100% of the fair market value of the common stock at the date of grant. The options and rights expired no later than 10 years from the anniversary of the grant date and vested over a specified number of years from the grant date as determined by the Company’s board of directors. Shares that were forfeited reverted and became available for future issuance. All awards granted under this plan that were outstanding and not exercisable would, unless otherwise provided for in the applicable individual award agreements, become immediately vested and exercisable as of the first date that a change in control of the Company had been deemed to occur, as defined in the plan.

During fiscal year 2004, the Company issued options for 1,503,000 shares of common stock at approximately $5.66 per share to an employee of the Company, which were immediately vested. The options remained outstanding at March 31, 2004.

During fiscal year 2004, 2,004,000 stock appreciation rights were issued to certain key executives of the Company at a fair value of approximately $5.66 per right. At March 31, 2004, 1,302,600 of the rights were fully vested. The remaining rights would vest and be exercisable by the participants on March 31, 2010.

The stock appreciation rights were variable awards under APB Opinion No. 25 and related interpretations. Accordingly, stock compensation expense of $5.5 million and $1.1 million was recorded for the years ended March 31, 2005 and 2004, respectively, to reflect the increase in fair value of the Company’s common stock prior to the recapitalization.

Effective with the recapitalization, all of the previously unvested stock options and appreciation rights became vested and were exercised. The fair value of options granted by the Company was estimated to be zero at the date of grant using a Black-Scholes option pricing model, without considering the expected volatility of the underlying stock, with the following weighted average assumptions:

Risk-free interest rate	4.0%
Dividend yield	10.0%
Expected life of the options (years)	10

On March 8, 2005, the Company’s board of directors approved the adoption of the Gregg Appliances, Inc. 2005 Stock Option Plan (Stock Option Plan). The Stock Option Plan provides for the grant of incentive stock options and nonqualified stock options to the Company’s officers, directors, consultants, and key employees. An aggregate of 2,500,000 shares of common stock is reserved for issuance under the Stock Option Plan. If an option expires, is terminated or canceled without having been exercised or repurchased by the Company, or common stock is used to exercise an option, the terminated portion of the option or the common stock used to exercise the option will become available for future grants under the Stock Option Plan unless the plan is terminated.

The board of directors will determine the exercise price of the options under the Stock Option Plan, but the exercise price must be at least equal to the fair market value of the Company’s common stock on the date of the grant. The term of an incentive stock option and a nonqualified stock option may not exceed seven years (the board of directors may extend the term of the options after the options have been granted), except that with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding capital stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value of the Company’s common stock on the date of the grant.

During fiscal 2006, the Company issued options for 1,869,000 shares of Common Stock under the Stock Option Plan to certain employees and directors of the Company. The options vest over a three year period and expire seven years from the date of the grant or at an earlier date. The per share weighted average fair value of stock options granted during fiscal 2006 was $0.91 on the date of grant using a Black-Scholes option pricing model, without considering the expected volatility of the underlying stock, with the following weighted average assumptions:

Risk-free interest rate	4.1%
Dividend yield	—
Expected life of the options (years)	5

Activity under the Equity Incentive Plan dated April 1, 2003 is summarized as follows:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2003	—	$—
Granted	1,053,000	5.66
Exercised	—	—
Canceled	—	—

Outstanding at March 31, 2004	1,053,000	$5.66
Granted	—	—
Exercised	(1,053,000)	(5.66)
Canceled	—	—

Outstanding at March 31, 2005	—	$—

Activity under the Gregg Appliances, Inc. 2005 Stock Option Plan is summarized as follows:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2005	—	$—
Granted	1,869,000	13.75
Exercised	—	—
Canceled	(16,000)	(13.75)

Outstanding at March 31, 2006	1,853,000	$13.75

The following table summarizes the Company’s outstanding stock options as of March 31, 2006:

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Option Term (in years)	Weighted Average Exercise Price per Share
$10.00	926,500	6.34	$10.00
$15.00	463,250	6.34	15.00
$20.00	463,250	6.34	20.00

$10.00 to $20.00	1,853,000	6.34	$13.75

(7)	Leases

The Company leases certain retail stores, warehouse and office space, our corporate airplane and vehicles under operating leases. Noncancelable lease agreements expire at various dates through March 31, 2026, require various minimum annual rentals, and contain certain options for renewal. The majority of these agreements require payment of property taxes, normal maintenance, and insurance on the properties. Total rental expense was $22.9 million, $17.2 million, and $15.2 million for the years ended March 31, 2006, 2005, and 2004, respectively, of which $4.7 million, $3.4 million, and $3.4 million was with related parties. Contingent rentals based upon sales are applicable to certain of the store leases. Contingent rental payments expensed were approximately $0.2 million, $0.2 million, and $0.1 million for the years ended March 31, 2006, 2005, and 2004, respectively.

Future minimum required rental payments for noncancelable operating leases, with terms of one year or more, consist of the following as of March 31, 2006 (in thousands):

Rental Payments
Payable in fiscal year:
2007	$22,938
2008	21,616
2009	20,796
2010	18,451
2011	16,403
Thereafter	88,996

Total required payments	$189,200

(8)	Related Party Transactions

During fiscal year 2006, the Chairman and Chief Executive Officer of the Company, along with certain members of his immediate family, acquired a whole life insurance policy benefiting the Company. No gain or loss was recognized on the sale of the policy as the purchase price of $1.1 million was equal to the book value and cash surrender value on the date of sale.

During fiscal year 2006, the Chairman and Chief Executive Officer of the Company, along with certain members of his immediate family, acquired the Company’s land held for sale at its estimated fair market value in exchange for cash. No gain or loss was recognized on the sale of the land as the purchase price of $1.4 million was equal to the book value on the date of sale.

During fiscal year 2005, the Company entered into a $16.6 million note receivable with one of the Company’s stockholders, with interest at the prime rate. The note and accrued interest were paid in full during fiscal year 2005. Interest income on the note receivable was $0.6 million for the year ended March 31, 2005.

During fiscal year 2005, the Company made a payment of $4.0 million to Freeman Spogli & Co. V, L.P. This payment included $1.0 million for advisory services related to the recapitalization and $3.0 million for advisory services related to financing transactions. The Company also made a payment of $0.3 million to a board member for advisory services related to the recapitalization.

The Company had several debt agreements with various related parties totaling $8.2 million at March 31, 2004. The notes were due on demand and were paid off during fiscal year 2005. Interest was payable monthly at the prime rate (4.0% at March 31, 2004). The Company recorded interest expense of approximately $0.3 million and $0.4 million for the years ended March 31, 2005 and 2004, respectively, for related party notes payable.

During fiscal year 2002, the Company entered into a $6.2 million note receivable with one of its stockholders. The note bore interest at 4.77% per annum due annually in arrears. The note and accrued interest were paid in full during fiscal year 2004. Interest income on the note receivable was approximately $36,000 for the year ended March 31, 2004.

In addition, the Company has a consulting agreement with a member of the Chairman and Chief Executive Officer of the Company’s immediate family. Payments on the agreement were not material for the years ended March 31, 2005 and 2004. The agreement lasts through February 3, 2010.

The Company also has several leases with the Chairman and Chief Executive Officer of the Company and members of his immediate family for their headquarters and certain stores. The leases are “arm’s length,” such that the terms are no less favorable than the Company’s other leases. See note 7.

(9)	Lease Accounting Adjustment

In February, 2005, the Securities and Exchange Commission (SEC) issued a letter expressing its interpretations of certain lease accounting issues relating to the amortization of leasehold improvements, the recognition of rent expense when leases have rent holidays and allowances received by tenants for leasehold improvements. As a result of a review of its historical lease accounting practices, the Company found some deviations to these interpretations. As these items were not significant to results of operations in fiscal 2005 and 2004, the Company recorded a pre-tax, non-cash benefit in the fourth quarter of fiscal year 2005 of approximately $0.7 million ($0.4 million after taxes). In addition, net fixed assets were increased by approximately $4.7 million and other liabilities were increased by approximately $4.1 million at March 31, 2005.

(10)	Variable Interest Entities

Gregg Appliances, Inc. leases an airplane and several retail stores from special-purpose entities owned by related parties, including Throgmartin Leasing, LLC; WGT V, LLC; and DT Development South LLC. Gregg Appliances, Inc. does not guarantee the debt of any of these entities, nor provide guarantees of the residual value of the leased property. However, these entities were consolidated during fiscal 2005 and 2004 until the recapitalization because they involve single-lessee leasing arrangements owned by related parties, which were considered to include an implicit guarantee by the Company.

Effective as of the recapitalization, Gregg Appliances, Inc. is no longer required to consolidate these entities, as an implicit guarantee no longer exists due to changes in majority ownership and corporate governance. Accordingly, the assets and liabilities of those entities are not included in the March 31, 2006 and 2005 consolidated financial statements, respectively.

(11)	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107), requires disclosure of the fair value of financial assets and liabilities for which it is practicable to estimate. Fair value is defined in SFAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable—third party, accounts payable—vendors, and customer deposits approximate fair value because of the short maturity of these instruments. The fair value of the Company’s 9% Senior notes and 6% Junior subordinated notes at March 31, 2006 and 2005, based on quoted market values, have aggregate fair values of $148.9 million and $159.2 million, and $16.8 million and $16.8 million, respectively.

(12)	Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan covering all employees who have attained the age of 21 and have worked at least 1,000 hours within a 12-month period. Plan participants may elect to contribute 1% to 12% of their compensation to the Plan, subject to IRS limitations. The Company provides a discretionary matching contribution up to 7% of each participant’s compensation, with total Company expense, including payment of administrative fees, aggregating approximately $0.4 million, $0.2 million, and $0.3 million for the years ended March 31, 2006, 2005, and 2004, respectively.

The Company has an unfunded, nonqualified supplemental retirement plan for members of executive management. Benefits accrue to individual participants annually based on a predetermined formula, as defined, which considers operating results of the Company and the participant’s base salary. Vesting of benefits is attained upon reaching 55 years of age or 10 years of continuous service, measurement of which is retroactive to the participant’s most recent start date. Annual interest is credited to participant accounts at an interest rate determined at the sole discretion of the Company. Benefits will be paid to individual participants upon the later of terminating employment with the Company or the participant attaining the age of 55. The Company recorded approximately $0.6 million, $0.4 million, and $0.5 million in expenses related to this plan for the years ended March 31, 2006, 2005, and 2004, respectively. At March 31, 2006 and 2005, the Company had approximately $2.3 million and $1.8 million, respectively, of benefits accrued in other long-term liabilities.

(13)	Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

(14)	Restructuring and Asset Impairment Charges

In September 2005, the Company announced that it would outsource its product service and repair offerings. The charges related to this restructuring initiative were recorded as the various stages of the initiative took effect in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when a liability is incurred.

In connection with this restructuring, the Company recorded pre-tax charges of approximately $1.0 million for the year ended March 31, 2006. The pre-tax restructuring charges are composed of (in thousands):

	Asset Impairments	Severance and Benefits Costs	Total
Total charge	$756	$253	$1,009
Cash payments	—	(210)	(210)
Charge against assets	(756)	—	(756)

Balance as of March 31, 2006	$—	$43	$43

Asset impairments relate primarily to the write-down of property, plant and equipment, resulting from the outsourcing of the Company’s product service and repair offerings. The fair values of the impaired long-lived assets were determined primarily using probability-weighted expected cash flows in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The severance and benefits costs relate to a reduction in the Company’s product service and repair workforce of approximately 210 employees as of September 30, 2005. These severance and benefits costs were recorded as of the announcement date in accordance with SFAS No. 146.

In addition to the above restructuring charges, the Company also incurred additional charges resulting from the decision to exit the product service and repair business during the year ended March 31, 2006. These charges were as follows (in thousands):

Markdowns of service parts inventory within Cost of Goods Sold	$756
Bad debt charge within Selling, General and Administrative	613

$1,369

(15)	Transfer of Extended Service Obligations

In fiscal 2006, General Electric Company (GE) assumed the Company’s product service obligations for the Company’s previously sold extended service plans (ESPs). In November 2005, the Company paid cash of approximately $21.5 million to GE for GE’s assumption of these obligations. The Company recognized a pre-tax gain on the transfer of the obligations of approximately $27.9 million for the elimination of the obligations (net of deferred commissions) under its previously sold ESPs. On a prospective basis, GE will be the primary obligor on virtually all appliance and electronics ESPs sold by the Company. The Company will remain the primary obligor on certain small electronics ESPs.

(16)	Subsequent Event

In May 2006, the Company purchased $8.0 million of our 9% senior notes at a price of 93.06% of face value. The Company anticipates recording a gain related to the early extinguishment of debt representing the difference between the purchase price and the carrying value of the senior notes, as well as the associated write-off of debt issuance costs.

(17)	Interim Financial Results (Unaudited)

The following table sets forth certain unaudited quarterly information for each of the eight fiscal quarters for the years ended March 31, 2006 and 2005, (in thousands). In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes.

	For the Year Ended March 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$185,017	$212,897	$281,201	$221,309
Cost of goods sold	121,748	147,535	198,989	148,240

Gross profit	63,269	65,362	82,212	73,069
Selling, general and administrative expenses	49,277	53,491	55,516	51,200
Net advertising expense	9,210	9,124	11,750	11,576
Gain on transfer of extended maintenance obligations	—	—	(27,850)	—
Restructuring and asset impairment charges	—	1,320	—	(311)

Income from operations	4,782	1,427	42,796	10,604

Other expense (income):
Interest expense	4,726	4,812	4,957	4,505
Interest income	(89)	(80)	(20)	(42)
Gain related to early extinguishment of debt	—	—	—	(39)

Total other expense (income)	4,637	4,732	4,937	4,424

Income (loss) before income taxes	145	(3,305)	37,859	6,180
Income tax expense	105	852	15,273	2,434

Net income (loss)	$40	$(4,157)	$22,586	$3,746

	For the Year Ended March 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$158,960	$184,513	$254,175	$205,551
Cost of goods sold	110,692	122,160	178,159	137,094

Gross profit	48,268	62,353	76,016	68,457
Selling, general and administrative expenses	42,020	44,552	47,911	49,741
Net advertising expense	6,109	10,369	9,981	9,219
Stock-based compensation	21	6,700	—	2,556

Income from operations	118	732	18,124	6,941

Other expense (income):
Interest expense	239	295	320	3,012
Interest income	(195)	(303)	(315)	(164)
Recapitalization transaction costs	—	—	—	4,745
Minority interest	(516)	827	3,475	27

Total other expense (income)	(472)	819	3,480	7,620

Income (loss) before income taxes	590	(87)	14,644	(679)
Income tax benefit	—	—	—	(14,780)

Net income (loss)	$590	$(87)	$14,644	$14,101

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

For the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

Part III.

Item 10.	Directors and Executive Officers of the Registrant.

The following table provides information about our directors and executive officers as of June 26, 2006.

Name	Age	Position with our Company
Jerry W. Throgmartin	51	Chairman, Chief Executive Officer and Director
Dennis L. May	38	President and Chief Operating Officer and Director
Donald J.B. Van der Wiel	46	Chief Financial Officer
Michael D. Stout	53	Chief Administrative Officer
Jeffrey J. McClintic	50	Vice President of Appliance Merchandising
Michael G. Larimer	52	Vice President of Electronics Merchandising
Thomas W. Westcott	46	Vice President of Employee Services and Development
Lawrence P. Castellani	60	Director
Benjamin D. Geiger	31	Director
John M. Roth	47	Director
Charles P. Rullman	58	Director
Michael L. Smith	57	Director
Peter M. Starrett	58	Vice-Chairman and Director

Jerry W. Throgmartin, our Chairman and Chief Executive Officer and a Director, joined our company in 1975. He has served as our Chairman and Chief Executive Officer since January 2003 and a Director since 1988. From 1999 to January 2003 he also served as our Chief Executive Officer and President. From 1988 to 1999 he served as the President and Chief Operating Officer. Other positions held by Mr. Throgmartin within our company include store manager, district manager, advertising director and Vice President of Store Operations.

Dennis L. May, our President, Chief Operating Officer and a Director, joined us in January 1999. From January 1999 to January 2003 he served as the Executive Vice President and Chief Operating Officer and was appointed President and Chief Operating Officer in January 2003. He became a Director in connection with the recapitalization. Mr. May joined our company from Sun TV & Appliance, Inc. where he had held the positions of Executive Vice President and Chief Operating Officer and Vice President of Marketing.

Donald J.B. Van der Wiel, our Chief Financial Officer, joined us in October 2005. From November 2004 to October 2005 he served as Vice President of Finance for Buffets Holdings, Inc., a restaurant holding company. From 2001 to October 2004 he served as Vice President, Controller of Buffets Holdings, Inc. From 1999 to 2001 he served as Controller of Things Remembered, Inc., a specialty retail chain. From 1997 to 1999 he served as Vice President of Finance for the retail division of The William Carter Company, a children’s apparel company.

Michael D. Stout, our Chief Administrative Officer, joined us in 1978. Mr. Stout was named Chief Administrative Officer in October 2005. Mr. Stout served as Chief Financial Officer from 1997 to September 2005. From 1987 to 1997 he served as Treasurer. From 1986 to 1987 he served as Controller.

Jeffrey J. McClintic, our Vice President of Appliance Merchandising, joined us in 1975. Mr. McClintic was named Vice President of Appliance Merchandising in January 2001. Other positions held by Mr. McClintic with our company include Appliance Merchandising Manager, Director of Commercial Sales, Director of Service, store manager, regional manager and buyer.

Michael G. Larimer, our Vice President of Electronics Merchandising, joined us in March 1999. From March 1999 to January 2001 he served as the Video Merchandising Manager and was appointed Vice President of Electronics Merchandising in January 2001. Prior to joining our company, Mr. Larimer served as the Vice President of Electronics and Appliances at Sun TV & Appliances, Inc. from 1986 to February 1999.

Thomas W. Westcott, our Vice President of Employee Services and Development and Chief Privacy Officer, joined us in 1980. From December 2000 until October 2003 he served as the Director of Human Resources and was appointed Vice President Employee Services and Development in October 2003 and Chief Privacy Officer in March 2004. From May 2000 until December 2000 he served as the Director of our Customer Call Center. Other positions held by Mr. Westcott within our company include store manager, appliance buyer and regional manager.

Lawrence P. Castellani became a Director in July 2005. From February 2003 to May 2005, Mr. Castellani has served as the Chairman of Advance Auto Parts, Inc., an auto parts retailer, and served as its Chief Executive Officer from February 2000 until May 2005. Mr. Castellani served as President and Chief Executive Officer of Ahold Support Services in Latin America (a division of Royal Ahold, a supermarket company) from February 1998 to February 2000, as Executive Vice President of Ahold USA from September 1997 through February 1998, and as President and Chief Executive Officer of Tops Friendly Markets from 1991 through September 1997.

Benjamin D. Geiger became a Director in connection with the recapitalization. Mr. Geiger joined Freeman Spogli & Co. in July 1998 and became a principal in December 2002. From June 1996 to July 1998, Mr. Geiger was employed by Merrill Lynch & Co. in the Mergers and Acquisitions Group.

John M. Roth became a Director in connection with the recapitalization. Mr. Roth joined Freeman Spogli & Co. in March 1988 and became a general partner in 1993. From 1984 to 1988, Mr. Roth was employed by Kidder, Peabody & Co. Incorporated in the Mergers and Acquisitions Group. Mr. Roth also serves as a member of the board of directors of Asbury Automotive Group, Inc. and AFC Enterprises, Inc., a restaurant holding company.

Charles P. Rullman has served as a Director since March 2005. Mr. Rullman was a general partner of Freeman Spogli & Co. from 1995 to December 2005. From 1992 to 1995, Mr. Rullman was a general partner of Westar Capital, a private equity investment firm specializing in middle market transactions. Prior to joining Westar, Mr. Rullman spent 20 years at Bankers Trust Company and its affiliate, BT Securities Corporation, where he was a Managing Director and Partner.

Michael L. Smith became a Director in July 2005. Mr. Smith served as Executive Vice President and Chief Financial and Accounting Officer of Wellpoint, Inc. from April 2001 to November 2004. He served as Executive Vice President and Chief Financial Officer of Anthem, Inc. from 1999 to April 2001. From 1996 to 1998, Mr. Smith served as Chief Operating Officer and Chief Financial Officer of American Health Network, Inc., a former subsidiary of Anthem, Inc. He was Chairman, President and Chief Executive Officer of Mayflower Group, Inc., a transport company, from 1989 to 1995. He is a director of First Indiana Corporation, a bank holding company; Ldi Ltd., LLC and its subsidiary, Finishmaster, Inc.; Kite Realty Group Trust, a REIT; Emergency Medical Services Corp., a provider of emergency medical services; Calumet Specialty Products LP, a refining operation; Vectren Corporation, a gas and electric utility; and Intermune, Inc., a biopharmaceutical manufacturing company.

Peter M. Starrett became a Director and Vice-Chairman of our board in connection with the recapitalization. In August 1998, Mr. Starrett founded Peter Starrett Associates, a retail advisory firm, and currently serves as its President. From 1990 to 1998, Mr. Starrett served as the President of Warner Bros. Studio Stores Worldwide. Previously, he held senior executive positions at both Federated Department Stores and May Department Stores. Mr. Starrett also serves on the boards of directors of Guitar Center, Inc. and Pacific Sunwear, Inc., an apparel retailer.

We have adopted a Code of Ethics that applies to our executive officers, including the Chief Executive Officer, and all of our financial professionals.

Board Committees

Audit Committee. The audit committee is responsible for recommending to the board of directors the appointment of our independent auditors, analyzing the reports and recommendations of the auditors and reviewing our internal audit procedures and controls. Messrs. Geiger, Rullman and Smith are members of the audit committee and Mr. Smith is the chairman.

The board of directors has determined that we have more than one audit committee financial expert within the meaning of applicable SEC rules and Michael L. Smith is independent according to applicable SEC rules.

Compensation Committee. The compensation committee is responsible for reviewing and recommending the compensation structure for our officers and directors, including salaries, participation in incentive compensation, benefit and stock option plans, and other forms of compensation. Members of the compensation committee are to be a non-employee director. Messrs. Roth and Starrett are members of the compensation committee.

Executive Committee. The executive committee makes decisions and evaluates issues referred to the executive committee by our board of directors. Our executive committee may exercise the full authority of our board of directors between meetings of the board of directors. Messrs. Throgmartin, Roth and Geiger are members of the executive committee.

Item 11.	Executive Compensation.

The following table sets forth information concerning fiscal 2006 compensation of our Chief Executive Officer and our four other most highly compensated executive officers whose aggregate fiscal 2006 and 2005 salary and bonus payments were at least $100,000 for services rendered in all capacities.

Summary Compensation Table

	Annual Compensation							Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation			Restricted Stock Awards			Number of Securities Underlying Options	All Other Compensation (4)
Jerry W. Throgmartin Chairman and Chief Executive Officer	2006 2005	$300,000 300,000	$ $	— —		$26,979 32,476	(1) (1)	$ $	— —		380,000 —		$40,956 29,836

Dennis L. May President and Chief Operating Officer	2006 2005	$250,000 247,115		$200,000 —	$	— 5,002,336	(2)	$ $	— —		152,000 —		$33,141 24,445

Donald J.B. Van der Wiel Chief Financial Officer	2006 2005	$86,539 —		$100,000 —	$ $	— —			$100,000 —	(3)	120,000 —	$ $	— —

Michael D. Stout Chief Administrative Officer	2006 2005	$225,000 222,115		$200,000 —	$	— 2,166,645	(2)	$ $	— —		90,000 —		$29,810 22,242

Michael S. Larimer Vice President of Electronics Merchandising	2006 2005	$169,423 163,269		$75,000 25,000	$	— 333,330	(2)	$ $	— —		100,000 —		$23,005 16,676

Jeffrey J. McClintic Vice President of Appliance Merchandising	2006 2005	$169,423 163,269		$80,000 6,250	$	— 2,166,645	(2)	$ $	— —		100,000 —		$22,642 16,250

(1)	Represents executive group health plan premiums of $2,386 during fiscal 2005, and $26,979 and $30,090 of Mr. Throgmartin’s allotted personal use of our aircraft during fiscal 2006 and fiscal 2005, respectively. Mr. Throgmartin is taxed on the imputed income attributable to his personal use of our aircraft and does not receive tax assistance from us with respect to this amount. In addition, Mr. Throgmartin had the use in fiscal 2005 of a company-owned club membership, for which he paid all dues, monthly fees and other charges.

(2)	Represents (a) Options/SARs exercised and paid during fiscal 2005 and (b) executive group health plan premiums for Mr. May.

(3)	Represents shares awarded under the Gregg Investment Corporation, LLC 2005 Restricted Unit Subscription Plan which shares are scheduled to vest over a three-year incentive period beginning on the award date of October 31, 2005.

(4)	Represents (a) credits under the H.H. Gregg Supplemental Executive Retirement Plan, or SERP ($37,184 and $26,283 for Mr. Throgmartin, $30,231 and $21,252 for Mr. May, $27,181 and $19,104 for Mr. Stout, $20,547 and $14,107 for Mr. Larimer, and $20,645 and $14,192 for Mr. McClintic for fiscal 2006 and 2005, respectively), (b) matching contributions under the Gregg Appliances, Inc. Employees Retirement Plan, or 401(k) Plan ($3,248 and $3,029 for Mr. Throgmartin, $2,706 and $3,117 for Mr. May, $2,436 and $2,946 for Mr. Stout, $2,430 and $2,541 for Mr. Larimer, and $1,969 and $2,038 for Mr. McClintic for fiscal 2006 and 2005, respectively) and (c) the cost of executive group term life insurance ($524 and $524 for Mr. Throgmartin, $203 and $76 for Mr. May, $193 and $193 for Mr. Stout, $28 and $28 for Mr. Larimer and $28 and $20 for Mr. McClintic for fiscal 2006 and 2005, respectively).

Option Grants in the Last Fiscal Year

The following table provides summary information regarding stock options granted during the fiscal year ended March 31, 2006 to each of our named executive officers.

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in Fiscal 2006	Exercise or Base Price	Expiration Date	Grant Date Present Value (2)
Jerry W. Throgmartin Chairman and Chief Executive Officer	190,000 95,000 95,000	10.2 5.1 5.1%	$10.00 15.00 20.00	7/26/2012 7/26/2012 7/26/2012	$343,900 171,950 171,950
Dennis L. May President and Chief Operating Officer	76,000 38,000 38,000	4.1 2.0 2.0%	$10.00 15.00 20.00	7/26/2012 7/26/2012 7/26/2012	$137,560 68,780 68,780
Donald J.B. Van der Wiel Chief Financial Officer	60,000 30,000 30,000	3.2 1.6 1.6%	$10.00 15.00 20.00	10/31/2012 10/31/2012 10/31/2012	$117,600 58,800 58,800
Michael D. Stout Chief Administrative Officer	45,000 22,500 22,500	2.4 1.2 1.2%	$10.00 15.00 20.00	7/26/2012 7/26/2012 7/26/2012	$81,450 40,725 40,725
Michael S. Larimer Vice President of Electronics Merchandising	50,000 25,000 25,000	2.7 1.3 1.3%	$10.00 15.00 20.00	7/26/2012 7/26/2012 7/26/2012	$90,500 45,250 45,250
Jeffrey J. McClintic Vice President of Appliance Merchandising	50,000 25,000 25,000	2.7 1.3 1.3%	$10.00 15.00 20.00	7/26/2012 7/26/2012 7/26/2012	$90,500 45,250 45,250

(1)	The options are exercisable in increments of 1/3 beginning on the first anniversary of the date of grant.

(2)	The estimated present value at grant date of options has been calculated using the Black-Scholes option pricing model, based upon the following assumptions: risk-free interest rate of 4.1%, dividend yield of 0.0% and expected life of the options of five years.

Employment Agreements

In connection with our recapitalization, we entered into employment agreements with Jerry W. Throgmartin, our Chairman and Chief Executive Officer, and Dennis L. May, our President and Chief Operating Officer.

Each of the employment agreements provides for a two-year term at a base salary of $300,000 per year for Mr. Throgmartin and $250,000 per year for Mr. May. Mr. May also is entitled to receive an annual cash bonus of up to $200,000 based on the achievement of EBITDA targets in accordance with our existing bonus plan. In addition, each of Messrs. Throgmartin and May participates in our pension and welfare plans, programs and arrangements that are generally available to our executives. Pursuant to the terms of the employment agreements, if we terminate the executive without “cause,” the executive will receive his base salary and continued coverage under health and insurance plans (or substantially equivalent benefits) for the remainder of the term of the employment agreement, plus a pro-rated bonus for the year in which the executive was terminated.

For purposes of the agreements, “cause” means (i) the executive’s repeated failure to perform his duties in a manner reasonably consistent with the criteria established by our board of directors and communicated to the executive after written notice and an opportunity to correct his conduct; (ii) a breach of any statutory, contractual or common law duty of loyalty or care or other conduct that demonstrates dishonesty or deceit in his dealings with us; (iii) misconduct which is material to the performance of his duties to us, including the disclosure of confidential information or a breach of his non-competition or non-solicitation obligations;

(iv) conduct causing or aiding a breach by us of our agreement under the stockholders agreement not to terminate our independent auditors or engage any outside auditor or any other accounting firm to perform any non-audit services for us; and (v) commission of any crime involving moral turpitude or any felony.

Mr. Throgmartin’s agreement contains covenants prohibiting Mr. Throgmartin for the later of October 19, 2010 or for so long as he receives severance benefits from us, from competing with us in the contiguous United States and from soliciting our employees for employment. In addition, Mr. Throgmartin’s agreement provides for his use of our corporate airplane for up to 20 hours per year for personal purposes at our expense.

Mr. May’s agreement contains covenants prohibiting Mr. May for the later of October 19, 2007 or for so long as he receives severance benefits from us, from competing with us in the states in which we have or plan to have stores, and all states contiguous to such states, and from soliciting our employees for employment.

During fiscal 2006, we entered into an employment agreement with Donald J.B. Van der Wiel, our Chief Financial Officer. The employment agreement provides for an annual base salary of $225,000, which is reviewed annually for adjustment at the discretion of the Compensation Committee of our Board of Directors. Mr. Van der Wiel is also entitled to receive an annual cash bonus of up to $200,000 based on the achievement of EBITDA targets in accordance with our existing bonus plan. For fiscal 2006, Mr. Van der Wiel was guaranteed a cash bonus of $100,000. In addition, Mr. Van der Wiel participates in our pension and welfare plans, programs and arrangements that are generally available to our executives. Pursuant to the terms of the employment agreement, if we terminate Mr. Van der Wiel without “cause,” he will receive his base salary for a period of twelve months following his departure from the Company. Mr. Van der Wiel will not be eligible to participate in any of our welfare or benefit plans after the date of his termination for any future period except for the right to receive benefits which have vested under any plan in accordance with the terms of the plan. In addition, Mr. Van der Wiel will not be eligible to receive any cash bonus for our fiscal year during which his termination occurs and any later year.

Stock Option Plan

Our board of directors approved the adoption of the Gregg Appliances, Inc. 2005 Stock Option Plan on March 8, 2005. The Stock Option Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code and nonqualified stock options to our officers, directors, consultants and key employees. An aggregate of 2,500,000 shares of common stock is reserved for issuance under the Stock Option Plan. As of March 31, 2006, options to purchase an aggregate of 1,853,000 shares were granted under the Stock Option Plan. If an option expires, is terminated or canceled without having been exercised or repurchased by us, or common stock is used to exercise an option, the terminated portion of the option or the common stock used to exercise the option will become available for future grants under our Stock Option Plan unless our plan is terminated.

Options. A stock option is the right to purchase shares of our common stock at a fixed exercise price for a fixed period of time. The board of directors will determine the exercise price of options granted under our Stock Option Plan, but the exercise price must be at least equal to the fair market value of our common stock on the date of the grant. After termination by a plan participant, any otherwise unexpired and unexercised options which he or she holds will expire within a specified period of time. The term of an incentive stock option and a nonqualified stock option may not exceed seven years (the board of directors may extend the term of the options after the options have been granted), except that with respect to any participant who owns 10% of the voting power of all classes of our outstanding capital stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value of our common stock on the date of the grant.

Amendment and Termination of our Stock Option Plan. Our Stock Option Plan will automatically terminate in 2015, unless we terminate it sooner. In addition, our board of directors has the authority to amend, suspend or terminate our Stock Option Plan provided it does not adversely affect any award previously granted under the plan.

Restricted Unit Plan

On June 14, 2005, GIC adopted the Gregg Investment Corporation, LLC Restricted Unit Plan pursuant to which certain of our employees would be given the opportunity to purchase units in GIC. The units may be issued by GIC at the discretion of its managing member for a purchase price equal to the fair market value of the units, as determined by our board of directors.

The Restricted Unit Plan provides for restrictions on the transferability of the units prior to the earlier of the fifth anniversary of the grant of the units or our initial public offering. The units are also subject to a right of first refusal in favor of GIC, as well as obligations to sell at the request of Freeman Spogli if Freeman Spogli sells its units in GIC to a third party. In addition, upon the termination of employment of any employee holding units in GIC, GIC may repurchase the units at a purchase price set forth in the agreement providing for the purchase of the units.

As of March 31, 2006, GIC issued 288,550 Series A Units to our employees and directors. All Series A Units were issued at a purchase price of $10.00 per share.

Supplemental Executive Retirement Plan

In April 2000, we adopted the H. H. Gregg Supplemental Executive Retirement Plan, or SERP, which provides unfunded, non-tax qualified supplemental retirement benefits for selected executives of our company. The SERP is not funded and participants are generally our creditors. A participant’s account is credited annually with a percentage of the participant’s base salary that varies in accordance with our pre-tax profit for the year and the participant’s employment classification. Accounts may be credited with interest annually at our discretion. Vesting occurs when the participant reaches age 55 while still employed, after ten years of continuous service or on death or disability. Accounts are forfeited on termination for cause. Benefits are payable in one lump sum in cash upon the later of termination of employment or the attainment of age 55. The accumulated benefit obligation for all participants in the SERP as of March 31, 2006 and 2005 was approximately $2.3 million and $1.8 million, respectively.

401(k) Plan

We maintain the Gregg Appliances, Inc. Employees Retirement Plan, or 401(k) Plan, a profit-sharing plan with salary deferral (401(k)) and matching contribution features. The 401(k) Plan covers all of our employees who have reached age 21 and performed at least 1,000 hours of service within a 12-month period. Employees may contribute up to 60% of their compensation to the 401(k) Plan. We may make a discretionary matching contribution to participants who make salary deferral contributions to the 401(k) Plan, and may also make discretionary profit sharing contributions in proportion to compensation for each participant who is employed on the last day of the year or has completed at least 501 hours of service in the year. Corporate officers participate in the 401(k) Plan on the same basis as all other employees. Amounts credited to the 401(k) Plan matching contribution accounts of our named executive officers for fiscal 2005 are included in the Summary Compensation Table above under “All Other Compensation.”

Compensation of Directors

Each of Messrs. Castellani and Smith (i) received an initial option grant upon his appointment to our board of 50,000 options, (i) will receive an annual option grant of 5,000 options upon the anniversary of his appointment to our board, (iii) receives an annual retainer of $35,000 payable quarterly in arrears, and (iv) is reimbursed for customary out-of-pocket expenses. In addition, Mr. Smith receives a $15,000 annual retainer for his position as chairman of our audit committee, payable quarterly in arrears. Mr. Starrett, as compensation for his position as Vice Chairman of our board, (i) received an initial option grant of 100,000 options, (i) will receive annual option grants of 5,000 options upon the anniversary of his appointment to our board, (iii) receives an annual retainer of $50,000 payable quarterly in arrears and (iv) is reimbursed for customary out-of-pocket expenses.

No director who is our employee or an employee of Freeman Spogli receives any compensation for his service on our board, except for reimbursements for customary out-of-pocket expenses.

Additional Information with Respect to Compensation Committee Interlocks

The compensation committee of the board of directors determines the compensation of our officers and directors. None of our executive officers currently serves on the compensation committee or board of directors of any other company of which any members of our board of directors or our compensation committee is an executive officer.

Indemnification of Executive Officers and Directors

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors or officers pursuant to the following provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

The Indiana Business Corporation Law permits an Indiana corporation to indemnify its directors and officers from liability for his or her conduct if such conduct was in good faith, and he or she reasonably believed when acting in his or her official capacity with the corporation, that such conduct was in the corporation’s best interest. If the individual was not acting in his or her official capacity with the corporation, then indemnification is permitted for good faith conduct with the reasonable belief that such conduct was at least not opposed to the best interest of the corporation. Unless limited by its articles of incorporation, a corporation must indemnify a director or officer, who is wholly successful in the defense of any proceeding to which the director or officer is a party by virtue of being a director or officer of the corporation, against reasonable expenses incurred in connection with the proceeding. Indemnification can be made in advance of the final disposition of a proceeding if certain procedural requirements are met.

Our Amended and Restated Articles of Incorporation require the full indemnification of our directors and permit full or partial indemnification of our officers or any individuals serving at our request as a director, officer, partner or trustee of another foreign or domestic corporation, partnership, joint venture, limited liability company, trust, employee benefit plan or other enterprise whether or not for profit, against liability and expenses, including attorneys’ fees, incurred by him or her arising out of any claim or action, civil, criminal, administrative or investigative in which they become involved by reason of being or having been in any such capacity. To be entitled to indemnification these persons must have met the standard of conduct for indemnification specified in the Indiana Business Corporation Law, and described above.

We will pay for or reimburse reasonable expenses incurred by a director and may pay for or reimburse reasonable expenses incurred by an officer in defending any action, suit, or proceeding in advance of the final disposition thereof upon (i) receipt of a written affirmation of the director’s or officer’s good faith belief that the director or officer has met the standard of conduct prescribed by Indiana law; (ii) receipt of an undertaking of the director or officer to repay the amount paid by us if it is ultimately determined that the director or officer is not entitled to indemnification by us and (iii) a determination that the facts then known to those making the determination would not preclude indemnification under the Indiana Business Corporation Law.

In addition, we have entered into customary indemnity agreements with each of our directors and executive officers.

There is no pending litigation or proceeding involving any of our directors, officers, employees or other agents as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director, officer, employee or other agent.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to that security or has the right to obtain voting power and/or investment power within 60 days. Except as otherwise noted, each beneficial owner in the table below has sole voting power with respect to the shares listed. The following table sets forth beneficial ownership of our common stock following consummation of the recapitalization, with respect to the beneficial ownership of our common stock by:

•	each person who beneficially owns more than 5% of the shares;

•	each of our executive officers named in the summary compensation table and certain other executive officers;

•	each member of our board of directors; and

•	all executive officers and directors as a group.

Unless otherwise indicated in the footnotes below, the address of the stockholders is c/o Gregg Appliances, Inc., 4151 East 96th Street, Indianapolis, Indiana 46240.

The percentages of common stock beneficially owned are based on 14,254,800 shares of common stock outstanding as of June 26, 2006.

Name	Amount of Beneficial Ownership	Percent of Class
Freeman Spogli & Co. LLC (1)	11,476,188	80.51
John M. Roth (1)	11,476,188	80.51
Jerry W. Throgmartin (2)	1,654,917	11.51
Dennis L. May (3)	606,376	4.24
Michael D. Stout (4)	30,000		*
Donald J.B. Van der Wiel	—	—
Jeffrey J. McClintic (5)	33,333		*
Michael G. Larimer (6)	33,333		*
Gregg W. Throgmartin (7)	737,986	5.16
Lawrence P. Castellani (8)	—	—
Benjamin D. Geiger (9)	—	—
Michael L. Smith	—	—
Peter M. Starrett (8)	—	—
All directors and officers as a group (13 individuals)(9)	14,726,689	100.00

*	Less than 1%

(1)	11,739,738 shares of our common stock are held of record by Gregg Investment Corporation, LLC, or GIC. FS Equity Partners V, L.P., or FSEP V, owns a majority of the equity interests in GIC and is the Managing Member of GIC. FS Capital Partners V, LLC, as the general partner of the Managing Member of GIC, has the sole power to vote and dispose of the shares of our common stock owned by GIC. Messrs. Mark J. Doran, Bradford M. Freeman, Todd W. Halloran, Jon D. Ralph, John M. Roth, J. Frederick Simmons and William M. Wardlaw are the managing members of FS Capital Partners V, LLC, and Messrs. Doran, Freeman, Halloran, Ralph, Roth, Simmons and Wardlaw are the members of Freeman Spogli & Co. LLC, and as such may be deemed to be the beneficial owners of the shares of our common stock and rights to acquire our common stock owned by FSEP V. Messrs. Doran, Freeman, Halloran, Ralph, Roth, Simmons and Wardlaw each disclaims beneficial ownership in the shares except to the extent of his pecuniary interest in them. The business address of GIC, FSEP V, FS Capital Partners V, LLC and Mr. Roth is c/o Freeman Spogli & Co. LLC, 299 Park Avenue, 20th Floor, New York, NY 10171.

(2)	Includes 126,667 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 26, 2006.

(3)	Includes 50,667 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 26, 2006.

(4)	Includes 18,333 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 26, 2006.

(5)	Includes 33,333 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 26, 2006.

(6)	Includes 33,333 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 26, 2006.

(7)	Includes 43,333 shares of common stock issuable upon exercise of options exercisable within 60 days of June 26, 2006.

(8)	The business address of Messrs. Castellani, Geiger and Starrett is c/o Freeman Spogli & Co. LLC, 299 Park Avenue, 20th Floor, New York, NY 10171.

(9)	Includes 126,667, 50,667, 18,333, 33,333, 33,333, and 43,333 shares of our common stock issuable upon exercise of options granted to Messrs. J. Throgmartin, May, McClintic, Larimer, and G. Throgmartin, respectively, exercisable within 60 days of June 26, 2006.

Item 13.	Certain Relationships and Related Transactions.

Affiliate Leases

We lease our headquarters, which includes a store, a corporate training center and a central distribution and warehouse facility, and ten of our other stores (including stores leased from the entities required to be consolidated with us prior to the recapitalization) from W. Gerald Throgmartin, the father of Jerry W. Throgmartin, and entities controlled by Jerry W. Throgmartin and his siblings, or companies or trusts affiliated with Jerry W. Throgmartin. The affiliate leases are “arm’s length,” such that the terms are no less favorable to us than non-affiliate leases. All affiliate leases are on a triple net basis. Rent expense for these affiliate leases was $3.8 million, $4.2 million and $3.8 million for fiscal 2006, 2005 and 2004, respectively.

Until September 30, 2004, we also leased seven stores (including stores leased from the entities required to be consolidated with us prior to the recapitalization) from R. Don Throgmartin, Jerry W. Throgmartin’s uncle. All of these properties were sold to unaffiliated third parties on September 30, 2004. We believe that these leases are “arm’s length,” such that the terms of these leases are no less favorable to us than our non-affiliate leases. Rent expense for these affiliate leases was $1.0 million and $1.9 million in fiscal 2005 and 2004, respectively.

We lease our corporate airplane from Throgmartin Leasing, LLC, an entity controlled by W. Gerald Throgmartin, the father of Jerry W. Throgmartin. During fiscal 2006, 2005 and 2004 we paid rent of $0.3 million for each period, to Throgmartin Leasing, LLC for use of the airplane. W. Gerald Throgmartin, the beneficial owner of the airplane, uses the airplane for a certain number of hours per year in exchange for a reduced per hour rental rate.

Stockholders Agreement

Under the stockholders agreement with Freeman Spogli, GIC, Jerry W. Throgmartin, Gregg William Throgmartin and Dennis L. May, prior to an initial public offering by us or such time as a stockholder transfers more than 50% of the shares of our common stock held by the stockholder immediately following the recapitalization, GIC, Messrs. J. Throgmartin, G. Throgmartin and May have the right to purchase their pro rata share of some new issuances of our securities, including some issuances of our common stock. The stockholders agreement prohibits Messrs. J. Throgmartin, G. Throgmartin and May from transferring any of their shares of our common stock until February 3, 2008 (other than permitted transfers to family trusts or similar entities for the benefit of immediate family members and transfers by Mr. May to Messrs. J. Throgmartin and G. Throgmartin following a termination of Mr. May’s employment agreement by us without “cause” (as defined in his employment agreement discussed above in “Executive Compensation—Employment Agreements”)). Other than these permitted transfers, from February 3, 2008 to February 3, 2010 these three stockholders may transfer no more than 50% of the shares of our common stock that they owned immediately following the closing of the recapitalization. In addition, prior to an initial public offering by us or such time as GIC transfers more than 50% of the shares of our common stock held by it immediately following the recapitalization, any transfers of our common stock by Messrs. J. Throgmartin, G. Throgmartin and May (other than permitted transfers by these stockholders to immediate family, family trusts or similar entities for the benefit of immediate family members) are subject to rights of first refusal in favor of GIC and any third person designated by GIC including us. The stockholders agreement further provides tag-along rights such that (1) upon transfers of our common stock by Messrs. J. Throgmartin, G. Throgmartin or May, GIC shall have the right to participate in such sales on a pro rata basis and (2) upon transfers of our common stock by GIC, Messrs. J. Throgmartin, G. Throgmartin and May shall have the right to participate in such sales on a pro rata basis. A sale by Freeman Spogli of its equity interest in GIC is considered a sale of our common stock for purposes of the tag-along rights under the stockholders agreement. In addition, if GIC sells any shares of our common stock to a third-party buyer or if Freeman Spogli sells all or a substantial percentage of its equity interest in GIC, each of Messrs. J. Throgmartin, G. Throgmartin and May will be obligated to sell, at the request of GIC or Freeman Spogli, as applicable, the same percentage of the shares of common stock and other securities beneficially held by him.

The stockholders agreement further provides that the parties will vote at each regular or special meeting of our stockholders to elect to our board of directors, Jerry W. Throgmartin, Dennis L. May and each board nominee selected by GIC. GIC may establish the size of our board of directors in its sole discretion. The rights of each of these parties to be represented on our board of directors (and GIC’s right to establish the size of our board of directors) terminate at such time as the stockholder transfers more than 50% of the shares of our common stock held by the stockholder immediately after the recapitalization. In addition, the presence of a director who is an employee or member of Freeman Spogli or its affiliates is required to constitute a quorum for all board meetings and any director who is an employee or member of Freeman Spogli or its affiliates may call for a stockholder vote on any matter that comes before the board of directors provided that the board of directors has a full and fair opportunity to discuss the matter and may adjourn the board of directors meeting for this purpose. In addition, each of the stockholders party to the stockholders agreement agrees to vote in favor of certain actions if presented to our board, including reorganizing our company as a Delaware corporation and reorganizing our company in preparation for an initial public offering of our common stock. We have agreed that we will not, without GIC’s consent, terminate our current outside auditor, KPMG LLP, or hire another outside accounting firm to assist us with any audit. For so long as the junior subordinated notes remain outstanding, the stockholders agreement provides that neither Freeman Spogli nor GIC may take any action or cause or authorize any nominated members of our board who are stockholders, employees or members of Freeman Spogli to cause our board of directors (i) to declare a dividend or other distribution in favor of our stockholders before the consummation of an offer and sale of our common stock that has been declared effective by the SEC other than the repurchase, redemption or other acquisition or retirement for value of any of our equity interests or that of our subsidiaries held by any current or former officer, director or employee pursuant to any equity subscription agreement, stock option agreement, stockholders agreement or similar agreement or (ii) to loan money or pay any fees to Freeman Spogli other than the payment of fees for financial or mergers and acquisitions advisory, financing, underwriting or placement services in connection with financings, acquisitions or divestitures. In the event of a violation of either clause (i) or (ii) above, Freeman Spogli and GIC are to refund to us any property lost as a result of the violation. Additionally, Freeman Spogli and GIC may not cause or authorize and nominate members of our board of directors who are stockholders, employees, or members of Freeman Spogli to approve a resolution or issue or approve an order to any of our officers or employees that prohibits or restricts the payment of any cash interest due to a holder of a junior subordinated note in accordance with its terms, unless such nominee determines in good faith at a duly noticed board meeting, that it is in our best interest and the interest of our stockholders to prohibit or restrict such cash interest payment.

Registration Rights

In connection with the recapitalization, GIC and Messrs. J. Throgmartin, G. Throgmartin and May entered into a registration rights agreement with respect to all the shares of our common stock that they hold. Under the registration rights agreement, GIC may at any time, and Messrs J. Throgmartin, G. Throgmartin and May, beginning 180 days after the consummation of an initial public offering of our common stock, require us to register for resale under the Securities Act their shares of common stock. These registration rights include the following provisions:

Demand Registration Rights. We have granted three demand registration rights to GIC and one demand registration right to Jerry W. Throgmartin so long as the stockholder requests the registration of common stock having a fair market value of at least $25,000,000. In the case of Mr. J. Throgmartin, shares held by Messrs. G. Throgmartin and May may be included in the request for registration to reach the $25,000,000 threshold.

Piggyback Registration Rights. Each party to the registration rights agreement also has unlimited piggyback registration rights.

Expenses. We are responsible for paying all registration expenses, excluding underwriting discounts and commissions.

Indemnification. We have agreed to indemnify each of the stockholders party to the registration rights agreement against certain liabilities under the Securities Act.

Consulting Agreement

We have a consulting agreement with W. Gerald Throgmartin. The agreement requires us to pay consulting fees in an amount of $25,000 per year and permits Mr. Throgmartin to continue to participate in our health and disability insurance plans on the same basis as our employees through the term of this agreement. The agreement expires on February 3, 2010.

Affiliate Debt

In May 2004, we loaned $16,551,012 to Jerry W. Throgmartin, our Chairman, Chief Executive Officer and a Director. As of March 31, 2005, the largest aggregate amount of indebtedness outstanding since the date of execution of the note evidencing this loan was $16,817,075. The entire amount of principal and interest was repaid in full in connection with the recapitalization. The note was secured by a mortgage on certain real property located in Marion County, Florida, and bore interest at the prime rate as set by National City Bank of Indiana.

In September 2003, in connection with his purchase of 45,000 shares of our common stock, Dennis L. May, our President, Chief Operating Officer, and a Director, executed a nonrecourse installment promissory note payable to us in the principal amount of $8,500,050, which bore interest at 5.08% per annum. As of March 31, 2005, the largest aggregate amount of indebtedness outstanding since the date of execution was $8,788,704. The entire amount of principal and interest was repaid in full in connection with the recapitalization. The note was secured by a pledge of the 45,000 shares of our common stock purchased by Mr. May.

Payments Relating to the Recapitalization

In connection with the recapitalization, certain of our equity holders prior to the recapitalization received consideration in an aggregate amount of approximately $286.1 million in exchange for their shares of our common stock. As part of the consideration, we issued Jerry W. Throgmartin, Gregg W. Throgmartin, our Director of Strategic Merchandising, and Dennis L. May aggregate $18.75 million principal amount of 6% junior subordinated notes with a fair value of $12.9 million. Jerry W. Throgmartin, Gregg W. Throgmartin and Dennis L. May each retained and did not receive cash in the recapitalization for a portion of shares of our common stock held by them with an aggregate value of approximately $27.8 million. Freeman Spogli received an advisory services fee of $4.0 million for its services provided to us in structuring and arranging the recapitalization. In addition, Mr. Starrett received $250,000 in connection with his services provided to our company in connection with the recapitalization.

S Corporation Distribution and Tax Indemnification

Prior to the recapitalization, we were treated for federal and certain state income tax purposes as an S corporation under Subchapter S of the Code and comparable state laws. As a result, our earnings had been taxed, with certain exceptions, directly to our stockholders rather than to us, leaving our stockholders responsible for paying income taxes on these earnings. We have historically paid distributions to our stockholders to enable them to pay their income tax liabilities as a result of our status as an S corporation and, from time to time, to distribute previously undistributed S corporation earnings and profits. We made aggregate cash distributions to our stockholders of $30.7 million during fiscal 2004 and $14.3 million during fiscal 2005 and no cash distributions to our stockholders during fiscal 2006. Our S corporation status terminated as a result of the recapitalization. The merger agreement requires that our stockholders prior to the recapitalization indemnify us for any taxes imposed on us relating to any invalidity of our S corporation election under the Code.

Item 14.	Principal Accountant Fees and Services.

The following table presents aggregate fees for professional services rendered by our principal accounting firm, KPMG LLP (KPMG), for the audit of our annual consolidated financial statements for the years ended March 31, 2006 and 2005.

	Fiscal 2006	Fiscal 2005
Audit fees (1)	$202,000	$274,000
All other fees (2)	—	62,200

Total fees billed	$202,000	$336,200

(1)	Audit fees are comprised of annual audit fees, quarterly review fees, comfort letters, consent fees, fees associated with the review of prospectuses and consultation fees on accounting issues.

(2)	Fees associated with documentation of our internal control environment.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The audit committee evaluates and considers whether the services rendered by KPMG, except for services rendered in connection with its audit of our annual consolidated financial statements, are compatible with maintaining KPMG’s independence pursuant to Independence Standards Board Standard No. 1. The audit committee has reviewed the nature of non- audit services provided by KPMG and has concluded that these services are compatible with maintaining the firm’s ability to serve as our independent auditors.

We, and our audit committee, are committed to ensuring the independence of the Independent Registered Public Accounting Firm, both in fact and appearance. In this regard, our audit committee has established a pre-approval policy in accordance with the applicable rules of the Securities and Exchange Commission. The pre-approval policy (i) identifies specifically prohibited services by our independent auditor; (ii) requires the annual review and approval of audit services, including the annual audit and quarterly review of us as well as other audits required contractually; (iii) stipulates certain other audit-related services as “pre-approved,” including procedures performed in connection with issuing comfort letters and activities associated with the research, application and interpretation of accounting standards as well as those related to the Securities and Exchange Commission’s review of our security filings; and (iv) requires the annual review and approval of certain non-audit services once they exceed specified monetary levels, including income tax preparation, income tax consulting and debt covenant compliance testing. All non-audit services require pre-approval by the full audit committee, unless delegated to a committee member.

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger, dated October 19, 2004, among the Company, Gregg Investment Corporation, LLC (“GIC”), GIC Corporation (“Merger Sub”) and Jerry W. Throgmartin (on his own behalf and as trustee for the Jerry W. Throgmartin Charitable Trust and the Jerry W. Throgmartin Irrevocable Trust for the benefit of Christy and Nicky Throgmartin), Gregg William Throgmartin, Kelli Throgmartin Ball, Sandra M. Throgmartin, Janice K. Malone, Monica L. Adams, William G. Throgmartin and Dennis L. May (the “Sellers”).

2.2(1)	First Amendment to the Agreement and Plan of Merger, dated January 13, 2005, among the Company, GIC, Merger Sub and the Sellers.

2.3(1)	Second Amendment to the Agreement and Plan of Merger, dated January 31, 2005, among the Company, GIC, Merger Sub and the Sellers..

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(1)	Indenture, dated February 3, 2005, among the Company, the Guarantor and Wells Fargo Bank, National Association (the “Trustee”).

4.2(1)	Stockholders Agreement, dated February 3, 2005, among the Company, GIC, FS Equity Partners V, L.P., (the “Sponsor”) and Jerry W. Throgmartin, Gregg William Throgmartin and Dennis L. May (the “Existing Stockholders”).

4.3(1)	First Amendment to the Stockholders Agreement, dated March 8, 2005, among the Company, GIC, the Sponsor, and the Existing Stockholders.

4.4(1)	Registration Rights Agreement, dated February 3, 2005, among the Company, GIC, and the Existing Stockholders.

4.5(2)	Form of certificate of 9% Senior Notes due 2013.

10.1(1)	Employment Agreement, dated October 19, 2004, between the Company and Jerry W. Throgmartin.

10.2(1)	Employment Agreement, dated October 19, 2004, between the Company and Dennis L. May.

10.3(1)	Compensation Agreement, dated September 7, 2004, between the Company and John S. Hickey.

10.4(1)	Supplemental Retirement Executive Retirement Plan, dated April 1, 2000.

10.5(1)	Amendment Number One to the Company’s Supplemental Retirement Executive Retirement Plan, dated December 26, 2004.

10.6(1)	Non-Standardized Adoption Agreement of the Company, dated January 29, 2005.

10.7(1)	Form of 6% Junior Subordinated Note.

10.8(1)	Loan and Security Agreement, dated February 3, 2005, among the Company, the Guarantor, the lenders party thereto, Congress Financial Corporation (Central) (“Congress”), Wachovia Capital Markets, LLC and Wachovia Bank National Association.

10.9(1)	Pledge and Security Agreement, dated February 3, 2005, executed by the Company in favor of Congress.

10.10(1)	Trademark Collateral Assignment and Security Agreement, dated February 3, 2005 between the Company and Congress.

Exhibit Number	Description of Document
10.11(1)	Collateral Assignment of Merger Agreement, dated February 3, 2005 executed by the Company in favor of Congress.

10.12(1)	Guarantee, dated February 3, 2005 executed by the Guarantor in favor of Congress.

10.13(1)	Subsidiary Guarantee of the Guarantor, dated February 3, 2005.

10.14(1)	2005 Stock Option Plan, dated March 8, 2005.

10.15(1)	Gregg Investment Corporation, LLC Restricted Unit Plan.

10.16(1)	Consulting Agreement, dated February 3, 2005, between W. Gerald Throgmartin and the Company.

10.17(1)	Escrow Agreement, dated February 3, 2005, among GIC, Jerry W. Throgmartin and Citibank, N.A.

10.18(2)	Agreement for Wholesale Financing, dated September 8, 2000, between the Company and GE Commercial Distribution Financing Corporation (“CDF”)

10.19(2)	Amendment to Agreement for Wholesale Financing, dated June 26, 2001, between the Company and CDF.

10.20(2)	Amendment to Agreement for Wholesale Financing, dated February 2, 2005, between the Company and CDF.

10.21(3)	Severance Agreement, dated October 25, 2005, between the Company and Donald J. B. Van der Wiel.

10.22(4)	Amendment No. 2 to Major Appliance and Direct Marketing Agreement, dated September 2005, among the Company, GE-Zurich Warranty Management, Inc., and GE Service Management, Inc.

10.23(5)	Amendment No. 1 to Loan and Security Agreement, dated as of February 13, 2006, among the Company, HHG Distributing, LLC, the financial institutions from time to time parties to the Loan and Security Agreement as lenders, and Wachovia Capital Finance Corporation (Central), formerly known as Congress Financial Corporation (Central), as agent for Lenders.

10.24(6)	Fifth Amendment to Agreement for Wholesale Financing, dated May 25, 2006 between the Company and GE Commercial Distribution Finance Corporation

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

14.1	Finance Code of Ethics

21.1(1)	List of our Subsidiaries.

24.1	Power of Attorney (see Signature Pages).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-4 filed with the SEC on July 8, 2005.

(2)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 18, 2005.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed by on October 25, 2005.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed by on November 1, 2005.

(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREGG APPLIANCES, INC.

By:	/s/ Jerry W. Throgmartin
Jerry W. Throgmartin
Chief Executive Officer

By:	/s/ Donald J.B. Van der Wiel
Donald J.B. Van der Wiel
Chief Financial Officer

Dated: June 26, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ JERRY W. THROGMARTIN Jerry W. Throgmartin	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	June 26, 2006

/s/ DONALD J.B. VAN DER WIEL Donald J.B. Van der Wiel	Chief Financial Officer (Principal Financial Officer)	June 26, 2006

/s/ DENNIS L. MAY Dennis L. May	President and Chief Operating Officer and Director	June 26, 2006

/s/ LARRY P. CASTELLANI Lawrence P. Castellani	Director	June 26, 2006

/s/ BENJAMIN D. GEIGER Benjamin D. Geiger	Director	June 26, 2006

/s/ JOHN M. ROTH John M. Roth	Director	June 26, 2006

/s/ CHARLES P. RULLMAN Charles P. Rullman	Director	June 26, 2006

/s/ MICHAEL L. SMITH Michael L. Smith	Director	June 26, 2006

/s/ PETER M. STARRETT Peter M. Starrett	Director	June 26, 2006