Form 10-Q
period 2006-06-30
Gregg Appliances Inc
filed 2006-08-14
CIK 1318157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Gregg Appliances, Inc.’s common stock outstanding as of August 14, 2006 was 14,245,800.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Report on Form 10-Q

Three Months Ended June 30, 2006

Part I: Financial Information

ITEM 1. Condensed Consolidated Financial Statements

GREGG APPLIANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited) (In Thousands)
Net sales	$203,248	$185,017
Cost of goods sold	140,777	121,748

Gross profit	62,471	63,269
Selling, general and administrative expenses	50,271	49,277
Net advertising expense	9,982	9,210

Income from operations	2,218	4,782

Other expense (income):
Interest expense	4,630	4,726
Interest income	(5)	(89)
Gain related to early extinguishment of debt	(168)	—

Total other expense	4,457	4,637

Income (loss) before income taxes	(2,239)	145
Income tax (benefit) expense	(862)	105

Net income (loss)	$(1,377)	$40

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,736	$2,301
Accounts receivable – trade, less allowances of $253 and $105, respectively	8,124	7,024
Accounts receivable – other	10,234	8,862
Merchandise inventories	108,840	98,807
Prepaid expenses and other current assets	4,220	4,572
Deferred income taxes	1,926	1,560

Total current assets	135,080	123,126

Net property and equipment	48,135	50,986
Deposits	655	2,862
Deferred financing costs, net	9,038	9,821
Deferred income taxes	97,034	96,522
Other	388	447

	155,250	160,638

Total assets	$290,330	$283,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – third party	$2,269	$3,319
Accounts payable – vendors	62,414	52,011
Line of credit	8,800	—
Customer deposits	14,332	14,912
Accrued liabilities	29,966	31,949

Total current liabilities	117,781	102,191

Long-term liabilities:
Long-term debt	170,366	178,242
Other long-term liabilities	8,710	8,485

Total long–term liabilities	179,076	186,727

Total liabilities	296,857	288,918

Stockholders’ deficit:
Preferred stock; no par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2006 and March 31, 2006	—	—
Common stock; no par value; 52,500,000 shares authorized; 14,254,800 shares issued and outstanding as of June 30, 2006 and March 31, 2006	113,809	113,809
Accumulated deficit	(120,121)	(118,744)

	(6,312)	(4,935)
Note receivable for common stock	(215)	(219)

Total stockholders’ deficit	(6,527)	(5,154)

Total liabilities and stockholders’ deficit	$290,330	$283,764

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30, 2006	June 30, 2005
	(Unaudited) (In thousands)
Operating activities:
Net income (loss)	$(1,377)	$40
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,983	2,532
Amortization of deferred financing costs	396	389
Accretion of original issue discount	124	110
Loss (gain) on disposal of assets	20	(14)
Gain on early extinguishment of debt	(168)	—
Deferred income taxes	(878)	105
Changes in operating assets and liabilities:
Accounts receivable – trade	(1,100)	1,775
Accounts receivable – other	(1,379)	(565)
Merchandise inventories	(10,033)	(20,978)
Prepaid expenses and other current assets	411	270
Deferred commissions	—	160
Deposits	2,207	4,556
Accounts payable – third parties	(1,050)	3,766
Accounts payable – vendors	8,248	14,093
Deferred revenue on extended maintenance agreements	(7)	(761)
Customer deposits	(580)	170
Other accrued liabilities	(1,979)	(215)
Other long–term liabilities	228	86

Net cash provided by (used in) operating activities	(3,934)	5,519

Investing activities:
Purchases of property and equipment	(2,356)	(3,611)
Proceeds from sale and leaseback transaction	2,725	—
Proceeds from sales of property and equipment	85	24

Net cash provided by (used in) investing activities	454	(3,587)

Financing activities:
Net increase in bank overdrafts	1,556	—
Net borrowings on line of credit	8,800	—
Payment of financing costs	—	(20)
Payments received on notes receivable for issuance of common stock from GIC	4	—
Payment for early debt extinguishment	(7,445)	—

Net cash provided by (used in) financing activities	2,915	(20)

Net increase (decrease) in cash and cash equivalents	(565)	1,912
Cash and cash equivalents:
Beginning of period	2,301	8,642

End of period	$1,736	$10,554

Supplemental disclosure of cash flow information:
Interest paid	$322	$89
Income taxes paid	—	—

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization

Description of Business

Gregg Appliances, Inc. (the Company) is a specialty retailer of consumer electronics, home appliances, bedding and related services operating under the names hhgregg® and Fine Lines®. As of June 30, 2006, the Company had 69 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all necessary adjustments, which are of a normal recurring nature, for a fair presentation of such data. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2006, included in the Company’s latest annual report on Form 10-K filed with the SEC on June 26, 2006. The condensed consolidated results of operations and financial position for interim periods are not necessarily indicative of those to be expected for a full year. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities and the reporting of revenue and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Gregg Appliances, Inc. and its wholly-owned subsidiary, HHG Distributing, LLC (HHG). HHG is inactive and its assets consist of a 5% ownership interest in a distributing company, totaling $100,000, accounted for on the cost method.

Property and Equipment

The Company sold one location in the three months ended June 30, 2006. The Company leased the location back applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 98, “Accounting for Leases.” Net proceeds from the transaction were $2.7 million. The Company recognized an immaterial loss on this transaction. The Company does not have any continuing involvement with the sale and leaseback location. The lease is accounted for as an operating lease.

Reclassifications

Certain amounts shown in the prior-period condensed consolidated financial statements have been reclassified to conform to the current period condensed consolidated financial statement presentation. These reclassifications had no effect on net income (loss) or stockholders’ deficit as previously presented.

2. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption permitted at the beginning of a fiscal year if interim financial statements for that year have not been issued. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

3. Properties

Property and equipment consisted of the following at June 30, 2006 and March 31, 2006 (in thousands):

	June 30, 2006	March 31, 2006
Buildings	$—	$2,725
Machinery and equipment	7,244	7,097
Office furniture and equipment	38,865	37,897
Vehicles	6,132	6,178
Signs	3,645	3,562
Leasehold Improvements	32,563	31,964
Construction in progress	3,981	2,945

	92,430	92,368
Less accumulated depreciation and amortization	(44,295)	(41,382)

Net property and equipment	$48,135	$50,986

4. Common Stock and Stock Options

Prior to April 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for activity under its stock-based employee compensation plans. Accordingly, the Company did not recognize compensation expense in connection with employee stock option grants because stock options were granted at exercise prices equal to or greater than the fair value of the common stock at the date of grant.

Effective April 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. As the Company is considered a nonpublic entity, as defined in the standard, that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to apply the prospective transition method at the date of adoption. As such, the Company applies the statement to any new awards and to any awards modified, repurchased or cancelled since April 1, 2006. For all awards outstanding on March 31, 2006, the Company continues to apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. Under the provisions of SFAS No. 123R, the Company will not provide pro forma disclosures for outstanding awards accounted for under the intrinsic value method.

During the three months ended June 30, 2006, no awards were issued, modified, repurchased or cancelled under the Company’s stock-based employee compensation plan.

5. Inventories

Inventories as of June 30, 2006 and March 31, 2006 were comprised as follows (in thousands):

	June 30, 2006	March 31, 2006
Appliances	$40,793	$32,867
Electronics	64,900	63,405
Bedding and furniture	3,147	2,535

	$108,840	$98,807

6. Debt

Debt outstanding consisted of the following at June 30, 2006 and March 31, 2006 (in thousands):

	June 30, 2006	March 31, 2006
Revolving credit facility	$8,800	$—
9.0% senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	152,500	160,500
6.0% junior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2015, net of discount of $7,134 and $7,258 at June 30, 2006 and March 31, 2006, respectively	17,866	17,742

Total debt	179,166	178,242
Less current maturities	8,800	—

Total long-term debt	$170,366	$178,242

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

Since the date of the exchange offer, the Company has purchased $12.5 million of its 9% senior notes of which $8.0 million of the notes were purchased during the first quarter of fiscal 2007 at a weighted-average price of 93.06% of face value. For the three months ended June 30, 2006, the Company recorded a gain related to the early extinguishment of debt of approximately $0.2 million representing the difference between the purchase price and the carrying value of the 9% senior notes, net of related capitalized debt issuance costs.

On February 3, 2005 the Company issued to certain of its stockholders, $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 3, 2015. The original discount on the notes will be accreted to interest expense through the maturity date. Accretion of the discount was approximately $0.1 million during the first three months of fiscal 2007 and is included in interest expense in the accompanying condensed consolidated statements of operations.

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

The interest rate based on the bank’s prime rate as of June 30, 2006 was 8.25%. As of June 30, 2006, under the revolving credit facility, the Company had $8.8 million of borrowings outstanding and $2.5 million of letters of credit outstanding. As of June 30, 2006, the total borrowing availability under the revolving credit facility was $38.9 million.

The unsecured senior notes and the revolving credit facility are guaranteed by the Company’s wholly-owned subsidiary, HHG, which has substantially no assets or operations. The guarantee is full and unconditional and the Company has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement.

The debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making equity repurchases, and debt prepayments and transactions with affiliates. The revolving credit agreement also contains a financial covenant requiring maintenance of a minimum fixed charge coverage ratio. The debt agreements also restrict payment of dividends unless the Company achieves a specific fixed charge coverage ratio as defined in the debt agreements. Any such dividends are limited to the lesser of 50% of consolidated net income and 100% of equity contributions since the date of the recapitalization. The Company was in compliance with the restrictions and covenants in the debt agreements at June 30, 2006.

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

Subsequent to the recapitalization and change to C corporation status, the Company began recognizing deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Following the recapitalization, Gregg Investment Corporation, LLC (GIC) and the former stockholders of the Company made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the recapitalization as an asset purchase for tax purposes. In accordance with Emerging Issues Task Force (EITF) 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109, the tax benefit of this election was recorded as an equity transaction. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For the three months ended June 30, 2006 and 2005, the income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following (in thousands):

	Three Months Ended
	June 30, 2006	June 30, 2005
Computed “expected” tax expense (benefit)	$(783)	$51
State income tax expense (benefit), net of federal income benefit	(88)	15
Other, net	9	39

	$(862)	$105

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

Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our latest annual report on Form 10-K filed with the SEC on June 26, 2006 and any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. We believe it is helpful to read our MD&A in conjunction with the Consolidated Financial Statements for the fiscal year ended March 31, 2006, included in the Company’s latest annual report on Form 10-K, as filed with the SEC on June 26, 2006, as well as the unaudited interim condensed consolidated financial statements included herein.

Overview

We are a specialty retailer of premium video products, including digital televisions and home theater systems, brand name appliances, audio products and accessories. As of June 30, 2006, our stores averaged approximately 30,000 square feet and generated annualized net sales per store of approximately $13.9 million, or annualized sales per square foot of approximately $410, for stores open at least 14 months. As of June 30, 2006, we operated 69 retail stores located in major urban and suburban areas in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

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

Both the consumer electronics and home appliance industries have grown over the past several years, driven by product innovations and introductions particularly in the premium segment that we target. In general, average selling prices for major appliances have remained relatively constant for the last three fiscal years because appliance prices have not been as impacted by technological advancements as have been electronics prices. This aspect has added stability to our sales performance relative to our consumer electronics-focused competitors. In contrast, the consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured digital flat panel products are typically introduced at relatively high price points, which are then gradually reduced to drive consumption. As prices for these products fall below $3,000, more of our customers purchase them, with the result that the average selling price of the televisions we carry and the quantity we sell have risen in each of the last three fiscal years.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances and these estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and/or conditions. We continually evaluate the information used to make these estimates as our business and the economic environment changes. We use estimates throughout our financial statements, but the accounting policies and estimates we consider most critical, are described below:

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

We accrue allowances based on the satisfaction of terms of the program and sales of qualifying products even though we may not receive the allowances until the end of a quarter or year. When we record vendor allowances we must determine the period in which they should be recognized in the consolidated statements of operations and whether they should be reflected as adjustments to cost of goods sold or the related expense, as provided in EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. If the programs provide reimbursement for specific, incremental and identifiable costs incurred to promote a vendor’s products, the allowances, credits, or payments are recorded as a reduction of the related expense in the period in which the cost is incurred. We also deduct amounts for cooperative advertising from our payments to manufacturers for inventory purchases based on individual agreements with our manufacturers. For all other vendor programs, the allowances, credits or payments are recorded as a reduction to the related inventory cost (rather than as a reduction to advertising expense) and recognized in cost of goods sold when the product is sold.

Self-Insured Liabilities. We are self-insured for certain losses related to workers’ compensation, general liability, motor vehicle and health insurance. We obtain third-party insurance coverage to limit our exposure to certain of these claims. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience, loss estimates and information provided by third-party administrators. We periodically review our assumptions, estimates and the information provided by third-party administrators to determine the adequacy of our reserves for our self-insured liabilities. Our reserves for self-insurance were $4.4 million and $4.1 million as of June 30, 2006 and March 31, 2006, respectively.

Key Operating Measures

We use the following key measures to evaluate and assess our business.

Comparable Store Sales. Our comparable store sales base includes net sales for all store locations including remodeled and relocated stores, as well as our e-commerce site, that have been in operation for at least 14 full months. As of June 30, 2006, we included 58 stores in our comparable store base. We monitor comparable store sales daily, weekly, monthly and annually by product category, region, store and sales associate. Our analysis of comparable store sales provides us with the information to make strategic merchandising and marketing decisions.

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

Net Sales. Net sales consists of gross revenues from sales of products, delivery and installation and other services, net of promotions, rebates and discounts. Net sales also include revenues from sales of our extended service plans (ESPs). When we are the obligor on the ESP, we recognize revenue from the sale of the ESP ratably over the life of the contract. For the majority of our ESPs where the obligor on the ESP is a third party, we recognize commission revenue from the sale of the ESP at the time of sale, net of the portion paid to the third-party obligor.

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

Selling, General & Administrative Expenses (SG&A). SG&A includes the majority of our costs (other than cost of goods sold, net advertising expense, stock-based compensation and interest) including wages, rent, depreciation and amortization, taxes (other than income taxes), insurance, utilities, delivery costs, distribution costs, service expense, repairs and maintenance of stores and equipment, and other general administrative expenses.

Net Advertising Expense. Net advertising expense consists of advertising costs as incurred reduced by payments received from vendors under cooperative advertising.

Other Expense (Income). Other expense (income) includes interest expense, interest income, and gain related to the early extinguishment of debt.

Results of Operations

Certain Operating Information

The following table reflects our operating results for the periods indicated as a percentage of net sales.

	Three Months Ended June 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold	69.3	65.8

Gross profit	30.7	34.2
Selling, general and administrative expenses	24.7	26.6
Net advertising expense	4.9	5.0

Income from operations	1.1	2.6
Other expense	2.2	2.5
Income tax expense (benefit)	(0.4)	0.1

Net income (loss)	(0.7)	—

Certain percentage amounts do not sum to total due to rounding.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Sales. Net sales for the three months ended June 30, 2006 increased 9.9% to $203.2 million from $185.0 million for the three months ended June 30, 2005. This increase in sales was primarily attributable to the addition of eight stores during the past twelve months and a 1.0% increase in comparable stores sales during the first quarter of fiscal 2007. The comparable store sales performance was driven by gains in major appliances, bedding and flat panel televisions outpacing the sales decline in projection and tube televisions.

Gross Profit. As a percentage of sales, our gross profit margin decreased by 3.5% to 30.7% for the three months ended June 30, 2006 from 34.2% for the three months ended June 30, 2005. The decrease in gross profit, as a percentage of sales, was primarily attributable to our decision to outsource our product service and repair work to third-party providers as well as to sell third-party ESPs along with the related change in ESP revenue recognition associated with these changes. The remainder of the decrease in gross profit, measured as a percentage of sales, was primarily attributable to the non-comparable year over year timing of the collection and recognition of vendor support monies designated to support our growth.

Selling, General and Administrative Expenses (SG&A). SG&A expenses decreased by 1.9%, as a percentage of sales, from 26.6% for the three months ended June 30, 2005 to 24.7% for the three months ended June 30, 2006. The decrease in SG&A expense as a percentage of sales for the three months ended June 30, 2006 was primarily attributable to the outsourcing of our product service and repair work to third-party providers and our decision to sell third-party ESPs, partially offset by increases in bonus, insurance and rent expense.

Net Advertising Expense. As a percentage of sales, net advertising expense decreased 0.1% to 4.9% for the three months ended June 30, 2006 from 5.0% for the three months ended June 30, 2005. The decrease was primarily attributable to more efficient gross advertising spending as a percentage of sales, partially offset by the timing of excess advertising rebates received from vendors which were treated as a reduction in inventory in accordance with EITF 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.

Other Expense (Income). Other expense declined to $4.5 million for the three months ended June 30, 2006 from $4.6 million for the three months ended June 30, 2005. This decrease in other expense was due to a $0.2 million gain related to early extinguishment of debt representing the difference between the purchase price and the carrying value of the repurchased senior notes during the first quarter ended June 30, 2006, along with the associated write-off of debt issuance costs.

Income Tax Expense (Benefit). The difference between income tax expense (benefit) during the first quarter of fiscal 2007 and fiscal 2006 was primarily the result of the current period loss before income taxes.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Three Months Ended June 30,
	2006	2005
Net cash provided by (used in) operating activities	$(3,934)	$5,519
Net cash provided by (used in) investing activities	454	(3,587)
Net cash provided by (used in) financing activities	2,915	(20)

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores, remodeling and relocating existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures were $2.4 million and $3.6 million for the three months ended June 30, 2006 and 2005, respectively. Capital expenditures for the three months ended June 30, 2006 were primarily comprised of expenditures for new stores. Capital expenditures for the three months ended June 30, 2005 were higher due to spending on new management information systems as well as expenditures for new stores. Collectively, our gross capital outlay for fiscal 2007 is expected to range between $18 million to $20 million.

Cash Provided by (Used In) Operating Activities. Cash provided by (used in) operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by (used in) operating activities, on a consolidated basis was ($3.9) million and $5.5 million for the three months ended June 30, 2006 and 2005, respectively. The decrease in cash flows, on a consolidated basis, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily the result of a net loss for the first quarter of fiscal year 2007 and an increase in inventories, partially offset by an increase in accounts payables.

Cash Provided by (Used in) Investing Activities. Cash provided by (used in) investing activities on a consolidated basis was $0.5 million and ($3.6) million for the three months ended June 30, 2006 and 2005, respectively. The increase for cash provided by investing activities for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was principally due to the receipt of $2.7 million related to a pre-arranged sale and leaseback transaction for a store opened in fiscal 2006.

Cash Provided by (Used in) Financing Activities. Financing activities provided $2.9 million in cash for the three months ended June 30, 2006 while financing activities used less than $0.1 million of cash for the comparable prior year period. The change from the current year period compared to the prior year period is due to a net draw on our line of credit of $8.8 million and an increase in our book overdrafts of $1.6 million partially offset by a $7.4 million payment for the early extinguishment of debt.

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

Since the date of the exchange offer, we purchased $12.5 million of our 9% senior notes of which $8.0 million of the notes were purchased during the first quarter of fiscal 2007 at a weighted-average price of 93.06% of face value. For the three months ended June 30, 2006, we recorded a gain related to the early extinguishment of debt of approximately $0.2 million representing the difference between the purchase price and the carrying value of the 9% senior notes, net of related capitalized debt issuance costs.

Junior Subordinated Notes. On February 3, 2005 we issued to certain of our stockholders, $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 3, 2015. The original discount on the notes will be accreted to interest expense through the maturity date. Accretion of the discount was approximately $0.1 million during the first three months of fiscal 2007 and is included in interest expense in the accompanying condensed consolidated statements of operations.

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

The interest rate based on the bank’s prime rate as of June 30, 2006 was 8.25%. As of June 30, 2006, under the revolving credit facility, we had $8.8 million of borrowings outstanding and $2.5 million of letters of credit outstanding. As of June 30, 2006, the total borrowing availability under the revolving credit facility was $38.9 million.

The unsecured senior notes and the revolving credit are guaranteed by our wholly-owned subsidiary, HHG Distributing, LLC (HHG), which has substantially no assets or operations. The guarantee is full and unconditional and we have no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement.

The debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making equity repurchases, debt prepayments and transactions with affiliates. The revolving credit agreement also contains a financial covenant requiring maintenance of a minimum fixed charge coverage ratio. The debt agreements also restrict payment of dividends unless we achieve a specific fixed charge coverage ratio as defined in the debt agreements. Any such dividends are limited to the lesser of 50% of consolidated net income and 100% of equity contributions since the date of the recapitalization. We were in compliance with the restrictions and covenants in the debt agreements at June 30, 2006.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our revolving credit facility, together with cash on hand, should provide sufficient funds to finance our operations for at least the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. We also have the remaining capacity to repurchase up to $7.5 million of our outstanding Senior Notes at our discretion under the terms of our loan and security agreement.

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

Outlook

We expect to open three new stores and relocate one store during the second quarter ending September 30, 2006. We anticipate that our comparable store sales will range between flat and a low single digit decline during the second quarter of fiscal 2007. Due to improving merchandise margins and savings from the decision to exit product services last year, we expect that earnings before net interest expense, income taxes, depreciation and amortization for the second quarter of fiscal 2007 should equal or exceed that recorded during the second quarter of fiscal 2006.

Our outlook for the second quarter of fiscal 2007 is based on information presently available and contains certain assumptions regarding macroeconomic conditions. We cannot be certain what effects rising energy prices, reduced consumer confidence and increasing interest rates may have on consumer spending. Differences in actual economic conditions compared with our assumptions could have a material impact on our second quarter of fiscal 2007 results.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in floating rate interest on outstanding debt under our revolving credit facility. As of June 30, 2006, we had $8.8 million cash borrowings under our revolver. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated. We do not hedge interest rate exposure. We will consider entering into interest rate swap agreements at such times as we deem appropriate.

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control. During the three months ended June 30, 2006, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2006