Form 10-Q
period 2006-09-30
Gregg Appliances Inc
filed 2006-11-14
CIK 1318157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Gregg Appliances, Inc.’s common stock outstanding as of November 14, 2006 was 14,245,800.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Report on Form 10-Q

Three Months Ended September 30, 2006

Part I: Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

GREGG APPLIANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Unaudited) (In Thousands)
Net sales	$237,718	$212,897	$440,966	$397,914
Cost of goods sold	161,830	147,535	302,607	269,283

Gross profit	75,888	65,362	138,359	128,631
Selling, general and administrative expenses	55,673	53,491	105,944	102,768
Net advertising expense	10,022	9,124	20,004	18,334
Restructuring and asset impairment charges	—	1,320	—	1,320

Income from operations	10,193	1,427	12,411	6,209

Other expense (income):
Interest expense	4,523	4,812	9,153	9,538
Interest income	(10)	(80)	(15)	(169)
Gain related to early extinguishment of debt	(127)	—	(295)	—

Total other expense	4,386	4,732	8,843	9,369

Income (loss) before income taxes	5,807	(3,305)	3,568	(3,160)
Income tax expense	2,281	852	1,419	957

Net income (loss)	$3,526	$(4,157)	$2,149	$(4,117)

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,430	$2,301
Accounts receivable – trade, less allowances of $171 and $181, respectively	12,515	7,024
Accounts receivable – other	11,704	8,862
Merchandise inventories	114,235	98,807
Prepaid expenses and other current assets	3,804	4,572
Deferred income taxes	9,095	1,560

Total current assets	158,783	123,126

Net property and equipment	51,535	50,986
Deposits	632	2,862
Deferred financing costs, net	8,513	9,821
Deferred income taxes	87,579	96,522
Other	329	447

	148,588	160,638

Total assets	$307,371	$283,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable – third party	$2,790	$3,319
Accounts payable – vendors	80,786	52,011
Line of credit	—	—
Customer deposits	15,592	14,912
Accrued liabilities	31,430	31,949

Total current liabilities	130,598	102,191

Long-term liabilities:
Long-term debt	167,491	178,242
Other long-term liabilities	12,355	8,485

Total long–term liabilities	179,846	186,727

Total liabilities	310,444	288,918

Stockholders’ deficit:
Preferred stock; no par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2006 and March 31, 2006	—	—
Common stock; no par value; 52,500,000 shares authorized; 14,245,800 and 14,254,800 shares issued and outstanding as of September 30, 2006 and March 31, 2006	113,752	113,809
Accumulated deficit	(116,610)	(118,744)

	(2,858)	(4,935)
Note receivable for common stock	(215)	(219)

Total stockholders’ deficit	(3,073)	(5,154)

Total liabilities and stockholders’ deficit	$307,371	$283,764

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30, 2006	September 30, 2005
	(Unaudited) (In thousands)
Operating activities:
Net income (loss)	$2,149	$(4,117)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,983	5,167
Amortization of deferred financing costs	782	780
Accretion of original issue discount	249	226
Stock-based compensation	33	—
Loss on disposal of assets	58	48
Gain on early extinguishment of debt	(295)	—
Deferred income taxes	1,408	923
Restructuring and asset impairment charges	—	1,320
Changes in operating assets and liabilities:
Accounts receivable – trade	(5,491)	(2,346)
Accounts receivable – other	(2,882)	(6,330)
Merchandise inventories	(15,428)	(19,036)
Prepaid expenses and other current assets	886	547
Deferred commissions	—	448
Deposits	2,230	5,084
Accounts payable – third parties	(529)	8,867
Accounts payable – vendors	23,431	24,862
Deferred revenue on extended maintenance agreements	(16)	(2,749)
Customer deposits	680	948
Other accrued liabilities	(512)	(3,195)
Other long–term liabilities	2,775	303

Net cash provided by operating activities	15,511	11,750

Investing activities:
Purchases of property and equipment	(9,399)	(9,798)
Proceeds from sale and leaseback transaction	2,725	—
Decrease in cash surrender value of life insurance	—	1,096
Deposit on future sale and leaseback transaction	1,104	—
Proceeds from sales of property and equipment	124	70

Net cash used in investing activities	(5,446)	(8,632)

Financing activities:
Net increase in bank overdrafts	5,344	—
Repurchase of stock previously issued	(105)	—
Payment of financing costs	—	(503)
Proceeds from issuance of common stock	—	2,398
Payments received on notes receivable for issuance of common stock from GIC	4	—
Payment for early debt extinguishment	(10,179)	—

Net cash provided by (used in) financing activities	(4,936)	1,895

Net increase in cash and cash equivalents	5,129	5,013
Cash and cash equivalents:
Beginning of period	2,301	8,642

End of period	$7,430	$13,655

Supplemental disclosure of cash flow information:
Interest paid	$8,309	$8,084
Income taxes paid	72	35
Non-cash item-note receivable for common stock	—	238

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization

Description of Business

Gregg Appliances, Inc. (the Company) is a specialty retailer of consumer electronics, home appliances, bedding and related services operating under the names hhgregg® and Fine Lines®. As of September 30, 2006, the Company had 72 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

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

Property and Equipment

The Company sold one location in the six months ended September 30, 2006. The Company leased the location back applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 98, “Accounting for Leases.” Net proceeds from the transaction were $2.7 million. The Company recognized an immaterial loss on this transaction. The Company does not have any continuing involvement with the sale and leaseback location. The lease is accounted for as an operating lease.

Stock-based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under the Company’s stock option plans, based on fair value, using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statements of Operations. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R, which the Company utilized in its adoption of SFAS 123R.

Prior to April 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, to account for activity under its stock-based employee compensation plans.

As the Company is considered a nonpublic entity, as defined in SFAS 123R, that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation, the Company was required to apply the prospective transition method at the date of adoption. As such, the Company applies the statement to any new awards and to any awards modified, repurchased or cancelled since April 1, 2006. For all awards outstanding on March 31, 2006, the Company continues to apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. Under the provisions of SFAS No. 123R, the Company will not provide pro forma disclosures for outstanding awards accounted for under the intrinsic value method. Accordingly, the Company did not recognize compensation expense in connection with employee stock option grants upon adoption because stock options were granted at exercise prices equal to or greater than the fair value of the common stock at the date of grant in accordance with APB Opinion No. 25. Stock-based compensation expense for employee stock options recognized under SFAS 123R for the three and six months ended September 30, 2006 was approximately $30,000.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2006 included compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all share-based payment awards are recognized using the straight-line single option approach. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

With the adoption of SFAS 123R, the Company continued to use the Black-Scholes option-pricing model as its method of valuation for share-based awards. For additional information, refer to Note 4. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Reclassifications

Certain amounts shown in the prior-period condensed consolidated financial statements have been reclassified to conform to the current period condensed consolidated financial statement presentation. These reclassifications had no effect on net income (loss) or stockholders’ deficit as previously presented.

2. Recent Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption permitted at the beginning of a fiscal year if interim financial statements for that year have not been issued. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are currently assessing the impact, if any, that the adoption of SAB No. 108 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on our operating income or net earnings.

3. Properties

Property and equipment consisted of the following at September 30, 2006 and March 31, 2006 (in thousands):

	September 30, 2006	March 31, 2006
Buildings	$—	$2,725
Machinery and equipment	6,907	7,097
Office furniture and equipment	42,724	37,897
Vehicles	6,117	6,178
Signs	3,878	3,562
Leasehold Improvements	34,038	31,964
Construction in progress	4,358	2,945

	98,022	92,368
Less accumulated depreciation and amortization	(46,487)	(41,382)

Net property and equipment	$51,535	$50,986

4. Stock-based Compensation

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

During the three months ended September 30, 2006, the Company issued options for 203,000 shares of common stock under the Stock Option Plan to certain employees and directors of the Company. The options vest over a three-year period and expire seven years from the date of the grant. The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period. The weighted-average estimated value of options granted to employees and directors under the Stock Option Plan was $4.76 during both the three and six months ended September 30, 2006, respectively, using the Black-Scholes model with the following assumptions as of September 30, 2006:

Risk-free interest rate	4.71%
Dividend yield	—
Expected volatility	40.9%
Expected life of the options (years)	4.5

Risk-Free Rate: The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term commensurate with the estimated expected life of the stock options.

Expected Dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends and has no expectation to do so in the foreseeable future.

Expected Volatility: The Company uses an independent valuation advisor to assist us in projecting expected stock price volatility. The Company considers both the historical volatility of our peer group’s stock price as well as implied volatilities from exchange-traded options on our peer group’s stock in accordance with SAB 107.

Expected Term: The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined using the simplified method described in SAB 107.

Estimated Pre-vesting Forfeitures: Beginning April 1, 2006, the Company included an estimate for forfeitures in calculating stock option expense. When estimating forfeitures, the Company considers historical termination behavior as well as any future trends it expects. Prior to 2006, the Company accounted for forfeitures of employee stock options for pro forma disclosure purposes under FAS 123 on an as-incurred basis.

Activity under the Gregg Appliances, Inc. 2005 Stock Option Plan is summarized as follows:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2006	1,853,000	$13.75
Granted	203,000	11.70
Exercised	—	—
Canceled	(80,000)	(13.75)

Outstanding at September 30, 2006	1,976,000	$13.54

The following table summarizes the Company’s outstanding stock options as of September 30, 2006:

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Option Term (in years)	Weighted Average Exercise Price per Share
$10.00	886,500	5.84	$10.00
$11.70	203,000	6.95	11.70
$15.00	443,250	5.84	15.00
$20.00	443,250	5.84	20.00

$10.00 to $20.00	1,976,000	5.96	$13.54

As of September 30, 2006, there was approximately $0.9 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the remaining vesting period of three years.

5. Inventories

Inventories as of September 30, 2006 and March 31, 2006 were comprised as follows (in thousands):

	September 30, 2006	March 31, 2006
Appliances	$37,206	$32,867
Electronics	73,316	63,405
Bedding and furniture	3,713	2,535

	$114,235	$98,807

6. Debt

Debt outstanding consisted of the following at September 30, 2006 and March 31, 2006 (in thousands):

	September 30, 2006	March 31, 2006
Revolving credit facility	$—	$—
9.0% senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	149,500	160,500
6.0% junior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2015, net of discount of $7,009 and $7,258 at September 30, 2006 and March 31, 2006, respectively	17,991	17,742

Total debt	167,491	178,242
Less current maturities	—	—

Total long-term debt	$167,491	$178,242

In connection with the Company’s recapitalization on February 3, 2005, the Company issued $165 million in unsecured 9% senior notes. Interest on the notes is payable in arrears twice a year on February 1 and August 1. The notes will mature on February 3, 2013. On September 1, 2005, the interest on the senior notes increased to 9.25% per annum pursuant to section 4 of the Registration Rights Agreement dated February 3, 2005 between the Company and the initial purchasers of the notes. The interest rate increase remained in effect until the Registration Statement covering the exchange offer with respect to the notes was declared effective by the Securities and Exchange Commission (the SEC) and the exchange offer was consummated. On November 4, 2005, the exchange offer was consummated and the interest rate consequently decreased to 9.0% per annum.

Inception to date through September 30, 2006, the Company has purchased $15.5 million of its 9% senior notes of which $11.0 million was purchased during the first six months of fiscal 2007 at a weighted-average price of 92.56% of face value. For the three and six months ended September 30, 2006, the Company recorded a gain related to the early extinguishment of debt representing the difference between the purchase price and the carrying value of the 9% senior notes, net of related capitalized debt issuance costs of approximately $0.1 million and $0.3 million, respectively.

On February 3, 2005, the Company issued to certain of its stockholders, $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 3, 2015. The original discount on the notes will be accreted to interest expense through the maturity date. Accretion of the discount, which is included in interest expense in the accompanying condensed consolidated statements of operations, was approximately $0.1 million and $0.2 million for the three and six months ended September 30, 2006, respectively.

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

The interest rate based on the bank’s prime rate as of September 30, 2006 was 8.50%. As of September 30, 2006, the Company had no borrowings outstanding under the revolving credit facility and $2.6 million of letters of credit outstanding. As of September 30, 2006, the total borrowing availability under the revolving credit facility was $50.2 million.

The unsecured senior notes and the revolving credit facility are guaranteed by the Company’s wholly-owned subsidiary, HHG, which has substantially no assets or operations. The guarantee is full and unconditional and the Company has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement.

The debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making equity repurchases, and debt prepayments and transactions with affiliates. The revolving credit agreement also contains a financial covenant requiring maintenance of a minimum fixed charge coverage ratio. The debt agreements also restrict payment of dividends unless the Company achieves a specific fixed charge coverage ratio as defined in the debt agreements. Any such dividends are limited to the lesser of 50% of consolidated net income and 100% of equity contributions since the date of the recapitalization. The Company was in compliance with the restrictions and covenants in the debt agreements at September 30, 2006.

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

Subsequent to the recapitalization and change to C corporation status, the Company began recognizing deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Following the recapitalization, Gregg Investment Corporation, LLC and the former stockholders of the Company made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the recapitalization as an asset purchase for tax purposes. In accordance with Emerging Issues Task Force (EITF) 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109, the tax benefit of this election was recorded as an equity transaction. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For the six months ended September 30, 2006 and 2005, the income tax expense differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following (in thousands):

	Six Months Ended
	September 30, 2006	September 30, 2005
Computed “expected” tax expense (benefit)	$1,249	$(1,106)
State income tax expense (benefit), net of federal income effect	189	(158)
Change in state income tax rates and apportionment	—	2,057
Non-deductible permanent differences	28	166
Other, net	(47)	(2)

	$1,419	$957

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

Overview

We are a specialty retailer of consumer electronics, home appliances, bedding and related services operating under the names hhgregg® and Fine Lines®. As of September 30, 2006, our stores averaged approximately 30,000 square feet and generated annualized net sales per store of approximately $13.8 million, or annualized sales per square foot of approximately $408, for stores open at least 14 months. As of September 30, 2006, we operated 72 retail stores located in major urban and suburban areas in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

Over the past several years, we have added stores in existing markets where we believe we can gain market share from our competitors and leverage our distribution network and advertising costs. We have also expanded into new markets where we believe there is significant underlying demand for our product mix and customer services as well as an attractive demographic profile. We plan to continue to add stores in existing markets and expand into high-growth contiguous regions. We target markets that meet our demographic and competitive criteria, including areas that demonstrate above-average economic growth, strong new housing starts and remodeling activity and a favorable percentage of our target consumers. Our markets typically include most or all of our major competitors. Consistent with our expansion in the past, we plan to continue to follow our approach of building store density in each major market and distribution area, which in the past has helped us improve our strong market share and realize operating efficiencies.

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

Both the consumer electronics and home appliance industries have grown over the past several years, driven by product innovations and introductions particularly in the premium segment that we target. In general, average selling prices for major appliances have increased for the last three fiscal years attributable to innovation in high efficiency laundry and French door refrigeration. This aspect has added stability to our sales performance relative to our consumer electronics-focused competitors. In contrast, the consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured digital flat panel products are typically introduced at relatively high price points, which are then gradually reduced to drive consumption. As prices for these products fall below $3,000, more of our customers purchase them, with the result that the average selling price of the televisions we carry and the quantity we sell have risen in each of the last three fiscal years.

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

Digital products, such as home theater systems, have become increasingly complex and require sophisticated instruction and, in many cases, home installation. Consequently, our strategy of employing knowledgeable sales personnel and providing superior post-sale support is well-suited to meet customer demand for these products. Additionally, most major appliances and bedding require home delivery and installation, further leveraging our delivery and installation expertise. The majority of our large screen television, major appliance and bedding customers purchase our delivery or installation service.

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

Self-Insured Liabilities. We are self-insured for certain losses related to workers’ compensation, general liability, motor vehicle and health insurance. We obtain third-party insurance coverage to limit our exposure to certain of these claims. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience, loss estimates and information provided by third-party administrators. We periodically review our assumptions, estimates and the information provided by third-party administrators to determine the adequacy of our reserves for our self-insured liabilities. Our reserves for self-insurance were $4.6 million and $4.1 million as of September 30, 2006 and March 31, 2006, respectively.

Key Operating Measures

We use the following key measures to evaluate and assess our business.

Comparable Store Sales. Our comparable store sales base includes net sales for all store locations including remodeled and relocated stores, as well as our e-commerce site, that have been in operation for at least 14 full months. As of September 30, 2006, we included 61 stores in our comparable store base. We monitor comparable store sales daily, weekly, monthly and annually by product category, region, store and sales associate. Our analysis of comparable store sales provides us with the information to make strategic merchandising and marketing decisions.

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

Selling, General & Administrative Expenses (SG&A). SG&A represents the majority of our costs (other than cost of goods sold, net advertising expense, restructuring and asset impairment charges and interest) including wages, rent, depreciation and amortization, taxes (other than income taxes), insurance, utilities, delivery costs, distribution costs, service expense, repairs and maintenance of stores and equipment, and other general administrative expenses.

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

Results of Operations

Certain Operating Information

The following table reflects our operating results for the periods indicated as a percentage of net sales.

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.1	69.3	68.6	67.7

Gross profit	31.9	30.7	31.4	32.3
Selling, general and administrative expenses	23.4	25.1	24.0	25.8
Net advertising expense	4.2	4.3	4.5	4.6
Restructuring and asset impairment charges	—	0.6	—	0.3

Income from operations	4.3	0.7	2.8	1.6
Other expense	1.8	2.2	2.0	2.4
Income tax expense	1.0	0.4	0.3	0.2

Net income (loss)	1.5	(2.0)	0.5	(1.0)

Certain percentage amounts do not sum to total due to rounding.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales. Net sales for the three months ended September 30, 2006 increased 11.7% to $237.7 million from $212.9 million for the three months ended September 30, 2005. This increase in sales was primarily attributable to the addition of ten stores during the past twelve months and a 1.2% increase in comparable stores sales during the second quarter of fiscal 2007. The comparable store sales performance was driven by gains in major appliances, bedding and video, with flat panel television sales growth outpacing the sales decline in projection and tube televisions.

Gross Profit. As a percentage of sales, our gross profit margin increased by 1.2% to 31.9% for the three months ended September 30, 2006 from 30.7% for the three months ended September 30, 2005. The increase in gross profit, as a percentage of sales, was primarily attributable to an increase in core product margins offset by our decision to outsource our product service and repair work to third-party providers as well as to sell third-party ESPs along with the related change in ESP revenue recognition associated with these changes.

Selling, General and Administrative Expenses (SG&A). SG&A expenses decreased by 1.7%, as a percentage of sales, from 25.1% for the three months ended September 30, 2005 to 23.4% for the three months ended September 30, 2006. The decrease in SG&A expense as a percentage of sales for the three months ended September 30, 2006 was primarily attributable to the outsourcing of our product service and repair work to third-party providers and our decision to sell third-party ESPs, partially offset by increases in financing fees on our private label credit card, rent expense and depreciation expense.

Net Advertising Expense. As a percentage of sales, net advertising expense decreased 0.1% to 4.2% for the three months ended September 30, 2006 from 4.3% for the three months ended September 30, 2005. The decrease was primarily attributable to more efficient gross advertising spending as a percentage of sales during the current year period.

Restructuring and Asset Impairment Charges. In connection with our transition to outsource our product service and repair services, we recorded restructuring and asset impairment charges of $1.3 million during the three months ended September 30, 2005 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These charges represented asset impairments of certain long-lived assets and severance and benefits costs. The severance and benefits costs resulted in a cash outlay while the asset impairments were recognized as a non-cash charge to write-off certain assets.

Other Expense. Other expense declined to $4.4 million for the three months ended September 30, 2006 from $4.7 million for the three months ended September 30, 2005. This decrease in other expense was due to a decrease of approximately $0.2 million in net interest expense and a $0.1 million gain related to early extinguishment of debt representing the difference between the purchase price and the carrying value of the repurchased senior notes during the three months ended September 30, 2006, along with the associated write-off of debt issuance costs.

Income Tax Expense. The difference between income tax expense during the second quarter of fiscal 2007 and fiscal 2006 was primarily the result of the increase in income before income taxes in the current year compared to a loss before income taxes in the prior year.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Net Sales. Net sales for the six months ended September 30, 2006 increased 10.8% to $441.0 million from $397.9 million for the six months ended September 30, 2005. This increase in sales was primarily attributable to the addition of ten stores during the past twelve months and a 1.1% increase in comparable stores sales during the first half of fiscal 2007. The comparable store sales performance was driven by gains in major appliances, bedding and video, with flat panel television sales growth outpacing the sales decline in projection and tube televisions.

Gross Profit. As a percentage of sales, our gross profit margin decreased by 0.9% to 31.4% for the six months ended September 30, 2006 from 32.3% for the six months ended September 30, 2005. The decrease in gross profit, as a percentage of sales, was primarily attributable to our decision to outsource our product service and repair work to third-party providers as well as to sell third-party ESPs along with the related change in ESP revenue recognition associated with these changes. In addition, gross profit, as a percentage of sales, also declined due to the non-comparable year over year timing of the collection and recognition of vendor support monies designated to support our growth. These reductions in gross profit were partially offset with increases in core product margins.

Selling, General and Administrative Expenses (SG&A). SG&A expenses decreased by 1.8%, as a percentage of sales, from 25.8% for the six months ended September 30, 2005 to 24.0% for the six months ended September 30, 2006. The decrease in SG&A expense as a percentage of sales for the six months ended September 30, 2006 was primarily attributable to the outsourcing of our product service and repair work to third-party providers and our decision to sell third-party ESPs, partially offset by increases in financing fees on our private label credit card, rent expense and depreciation expense.

Net Advertising Expense. As a percentage of sales, net advertising expense decreased 0.1% to 4.5% for the six months ended September 30, 2006 from 4.6% for the six months ended September 30, 2005. The decrease was primarily attributable to more efficient gross advertising spending as a percentage of sales during the current year period.

Restructuring and Asset Impairment Charges. In connection with our transition to outsource our product service and repair services, we recorded restructuring and asset impairment charges of $1.3 million during the first six months ended September 30, 2005 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These charges represented asset impairments of certain long-lived assets and severance and benefits costs. The severance and benefits costs resulted in a cash outlay while the asset impairments were recognized as a non-cash charge to write-off certain assets.

Other Expense. Other expense declined to $8.8 million for the six months ended September 30, 2006 from $9.4 million for the six months ended September 30, 2005. This decrease in other expense was due to a decrease in net interest expense of $0.2 million and a $0.3 million gain related to early extinguishment of debt representing the difference between the purchase price and the carrying value of the repurchased senior notes during the six months ended September 30, 2006, along with the associated write-off of debt issuance costs.

Income Tax Expense. The difference between income tax expense during the six months ended September 30, 2006 and the six months ended September 30, 2005 was primarily the result of income before income taxes in the current year compared to a loss before income taxes in the prior year.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Six Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$15,511	$11,750
Net cash used in investing activities	(5,446)	(8,632)
Net cash provided by (used in) financing activities	(4,936)	1,895

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores, remodeling and relocating existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures of $9.4 million for the six months ended September 30, 2006 decreased $0.4 million compared to prior year. Capital expenditures for the six months ended September 30, 2006 were primarily comprised of expenditures for new stores. Capital expenditures for the six months ended September 30, 2005 were primarily to new management information systems as well as expenditures for new stores. Collectively, our gross capital outlay for fiscal 2007 is expected to be in the range between $18 million to $20 million.

Cash Provided by Operating Activities. Cash provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by operating activities was $15.5 million and $11.8 million for the six months ended September 30, 2006 and 2005, respectively. The increase in cash flows, for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005 was primarily the result of net income of $1.8 million for 2007 and an increase in other long-term liabilities.

Cash Used in Investing Activities. Cash used in investing activities was $5.4 million and $8.6 million for the six months ended September 30, 2006 and 2005, respectively. The decrease for cash used in investing activities for the six months ended September 30, 2006 as compared to the six months ended September 30, 2005 was principally due to the receipt of $2.7 million related to a pre-arranged sale and leaseback transaction for a store opened in fiscal 2006 and a deposit of $1.1 million for a future sale and leaseback transaction on a store to be opened in the third quarter of fiscal 2007.

Cash Provided by (Used in) Financing Activities. Cash provided by (used in) financing activities was ($4.9) million and $1.9 million for the six months ended September 30, 2006 and 2005, respectively. The change from the current year period compared to the prior year period is due to an increase in our book overdrafts of $5.3 million offset by a $10.2 million early extinguishment of debt.

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

Inception to date through September 30, 2006, we had purchased $15.5 million of its 9% senior notes of which $11.0 million was purchased during the first six months of fiscal 2007 at a weighted-average price of 92.56% of face value. For the three and six months ended September 30, 2006, we recorded a gain related to the early extinguishment of debt representing the difference between the purchase price and the carrying value of the 9% senior notes, net of related capitalized debt issuance costs of approximately $0.1 million and $0.3 million, respectively.

Junior Subordinated Notes. On February 3, 2005 we issued to certain of its stockholders, $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 3, 2015. The original discount on the notes will be accreted to interest expense through the maturity date. Accretion of the discount, which is included in interest expense in the accompanying condensed consolidated statements of operations, was approximately $0.1 million and $0.2 million for the three and six months ended September 30, 2006, respectively.

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

The interest rate based on the bank’s prime rate as of September 30, 2006 was 8.50%. As of September 30, 2006, we had no borrowings outstanding under the revolving credit facility and $2.6 million of letters of credit outstanding. As of September 30, 2006, the total borrowing availability under the revolving credit facility was $50.2 million

The unsecured senior notes and the revolving credit are guaranteed by our wholly-owned subsidiary, HHG Distributing, LLC (HHG), which has substantially no assets or operations. The guarantee is full and unconditional and we have no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement.

The debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making equity repurchases, debt prepayments and transactions with affiliates. The revolving credit agreement also contains a financial covenant requiring maintenance of a minimum fixed charge coverage ratio. The debt agreements also restrict payment of dividends unless we achieve a specific fixed charge coverage ratio as defined in the debt agreements. Any such dividends are limited to the lesser of 50% of consolidated net income and 100% of equity contributions since the date of the recapitalization. We were in compliance with the restrictions and covenants in the debt agreements at September 30, 2006.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our revolving credit facility, together with cash on hand, should provide sufficient funds to finance our operations for at least the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. We also have the remaining capacity to repurchase up to $4.5 million of our outstanding Senior Notes at our discretion under the terms of our loan and security agreement.

Seasonality

Our business is seasonal, with a higher portion of net sales and operating profit realized during the quarter that ends December 31 due to the overall demand for digital electronics and is generally the highest in the third quarter of each fiscal year due to the holiday shopping season. Appliance revenue is impacted by seasonal weather patterns but is less seasonal than our electronics business and helps to offset the seasonality of our overall business. For example, we experience stronger sales of compressor appliances (air conditioners, refrigerators and freezers) during hotter summers because higher temperatures tend to wear out the compressors in these products and cause consumers to replace them.

Outlook

We expect to open two new stores during the third quarter ending December 31, 2006. We anticipate that our comparable store sales will be flat to slightly positive during the third quarter of fiscal 2007.

Our outlook for the third quarter of fiscal 2007 is based on information presently available and contains certain assumptions regarding macroeconomic conditions. We cannot be certain what effects rising energy prices, reduced consumer confidence and increasing interest rates may have on consumer spending. Differences in actual economic conditions compared with our assumptions could have a material impact on our third quarter of fiscal 2007 results.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in floating rate interest on outstanding debt under our revolving credit facility. However, as of September 30, 2006, we had no outstanding cash borrowings under our revolver. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated. We do not hedge interest rate exposure. We may consider entering into interest rate swap agreements at such time as we deem appropriate.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control. During the three months ended September 30, 2006, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, the Company granted options to purchase an aggregate of 203,000 shares of its common stock to certain employees and directors at an exercise price of $11.70 per share. The grant of options were made under the Company’s 2005 Stock Option Plan and were exempt from registration under Rule 701 of the Securities Act as exempt offers and sales under a written compensatory benefit plan.

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

Dated: November 14, 2006