Form 10-Q
period 2006-12-31
Gregg Appliances Inc
filed 2007-02-14
CIK 1318157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of shares of Gregg Appliances, Inc.’s common stock outstanding as of February 14, 2007 was 14,245,800.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Report on Form 10-Q

Three Months Ended December 31, 2006

Part I: Financial Information

ITEM 1.	Condensed Consolidated Financial Statements

GREGG APPLIANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
(In thousands)
Net sales	$335,101	$281,201	$776,067	$679,115
Cost of goods sold	235,527	198,989	538,134	468,272

Gross profit	99,574	82,212	237,933	210,843
Selling, general and administrative expenses	62,582	55,516	168,526	158,284
Net advertising expense	14,198	11,750	34,202	30,084
Gain on transfer of extended maintenance obligations	—	(27,850)	—	(27,850)
Restructuring and asset impairment charges	—	—	—	1,320

Income from operations	22,794	42,796	35,205	49,005

Other expense (income):
Interest expense	4,471	4,957	13,624	14,495
Interest income	(51)	(20)	(66)	(189)
Gain related to early extinguishment of debt	(145)	—	(440)	—

Total other expense	4,275	4,937	13,118	14,306

Income before income taxes	18,519	37,859	22,087	34,699
Income tax expense	7,653	15,273	9,072	16,230

Net income	$10,866	$22,586	$13,015	$18,469

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2006	March 31, 2006
(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,219	$2,301
Accounts receivable – trade, less allowances of $617 and $181, respectively	22,091	7,024
Accounts receivable – other, less allowances of $72 and $329, respectively	13,971	8,862
Merchandise inventories	128,634	98,807
Prepaid expenses and other current assets	4,333	4,572
Deferred income taxes	1,882	1,560

Total current assets	174,130	123,126

Net property and equipment	52,250	50,986
Deposits	774	2,862
Deferred financing costs, net	7,933	9,821
Deferred income taxes	87,208	96,522
Other	285	447

	148,450	160,638

Total assets	$322,580	$283,764

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable – third party	$1,857	$3,319
Accounts payable – vendors	77,454	52,011
Line of credit	—	—
Customer deposits	18,560	14,912
Accrued liabilities	39,896	31,949

Total current liabilities	137,767	102,191

Long-term liabilities:
Long-term debt	163,122	178,242
Other long-term liabilities	13,827	8,485

Total long–term liabilities	176,949	186,727

Total liabilities	314,716	288,918

Stockholders’ equity (deficit):
Preferred stock; no par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2006 and March 31, 2006	—	—
Common stock; no par value; 52,500,000 shares authorized; 14,245,800 and 14,254,800 shares issued and outstanding as of December 31, 2006 and March 31, 2006	113,823	113,809
Accumulated deficit	(105,744)	(118,744)

	8,079	(4,935)
Note receivable for common stock	(215)	(219)

Total stockholders’ equity (deficit)	7,864	(5,154)

Total liabilities and stockholders’ equity (deficit)	$322,580	$283,764

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 31, 2006	December 31, 2005
(In thousands)
Operating activities:
Net income	$13,015	$18,469
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,981	7,803
Amortization of deferred financing costs	1,158	1,186
Accretion of original issue discount	380	348
Stock-based compensation	104	—
Loss on disposal of assets	76	166
Gain on early extinguishment of debt	(440)	—
Deferred income taxes	8,992	16,173
Restructuring and asset impairment charges	—	1,320
Gain on transfer of extended maintenance obligations	—	(27,850)
Payments for transfer of extended maintenance obligations	—	(21,467)
Changes in operating assets and liabilities:
Accounts receivable – trade	(15,067)	(10,437)
Accounts receivable – other	(5,162)	(7,786)
Merchandise inventories	(29,827)	(39,851)
Prepaid expenses and other assets	401	(748)
Deferred commissions	—	448
Deposits	2,088	5,402
Accounts payable – third parties	(1,462)	6,317
Accounts payable – vendors	25,405	30,817
Deferred revenue on extended maintenance agreements	16	(2,714)
Customer deposits	3,648	2,472
Other accrued liabilities	7,940	6,015
Other long–term liabilities	3,479	431

Net cash provided by (used in) operating activities	23,725	(13,486)

Investing activities:
Purchases of property and equipment	(13,190)	(13,805)
Proceeds from sale and leaseback transaction	2,725	—
Decrease in cash surrender value of life insurance	—	1,096
Deposit on future sale and leaseback transaction	1,854	—
Proceeds from sales of property and equipment	197	386

Net cash used in investing activities	(8,414)	(12,323)

Financing activities:
Net increase in bank overdrafts	38	17,692
Repurchase of stock previously issued	(105)	—
Payment of financing costs	—	(739)
Proceeds from issuance of common stock	—	2,398
Payments received on notes receivable for issuance of common stock from GIC	4	—
Payment for early debt extinguishment	(14,330)	—

Net cash (used in) provided by financing activities	(14,393)	19,351

Net increase (decrease) in cash and cash equivalents	918	(6,458)
Cash and cash equivalents:
Beginning of period	2,301	8,642

End of period	$3,219	$2,184

Supplemental disclosure of cash flow information:
Interest paid	$8,730	$8,145
Income taxes paid	92	—
Note receivable for issuance of common stock from GIC	—	238
Non-cash item - land held for sale for current note receivable	—	1,359

See accompanying notes to condensed consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Organization

Description of Business

Gregg Appliances, Inc. (the Company) is a specialty retailer of consumer electronics, home appliances, bedding and related services operating under the names hhgregg® and Fine Lines®. As of December 31, 2006, the Company had 74 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

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

Property and Equipment

The Company sold one location in the nine months ended December 31, 2006. The Company leased the location back applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 98, “Accounting for Leases.” Net proceeds from the transaction were $2.7 million. The Company recognized an immaterial loss on this transaction. The Company does not have any continuing ownership interest with the sale and leaseback location. The lease is accounted for as an operating lease.

Taxes

We collect certain taxes from our customers at the time of sale and remit the collected taxes to government authorities. These taxes are excluded from net sales and cost of goods sold in the Company’s condensed consolidated statements of income.

Stock-based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under the Company’s stock option plans, based on fair value, using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of income. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R, which the Company utilized in its adoption of SFAS 123R.

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

As the Company is considered a nonpublic entity, as defined in SFAS 123R, that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123); the Company was required to apply the prospective transition method at the date of adoption. As such, the Company applies the statement to any new awards and to any awards modified, repurchased or cancelled since April 1, 2006. For all awards outstanding on March 31, 2006, the Company continues to apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. Under the provisions of SFAS No. 123R, the Company will not provide pro forma disclosures for outstanding awards accounted for under the intrinsic value method. In accordance with APB Opinion No. 25, the Company did not recognize compensation expense in connection with employee stock option grants upon adoption because stock options, granted prior to April 1, 2006 were granted at exercise prices equal to or greater than the fair value of the common stock at the date of grant.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended December 31, 2006 included compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all share-based payment awards is recognized using the straight-line single option approach. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended December 31, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense for employee stock options recognized under SFAS 123R for the nine months ended December 31, 2006 was approximately $0.1 million.

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

Reclassifications

Certain amounts shown in the prior-period condensed consolidated financial statements (unaudited) have been revised to conform to the current period condensed consolidated financial statement (unaudited) presentation. As part of these revisions, cash overdrafts were reclassified from operating cash flows to financing cash flows in the statement of cash flows, which is consistent with the classification in the Company’s report on Form 10-K for the year ended March 31, 2006. The reclassification resulted in a $21.4 million decrease in net cash provided by (used in) operating activities and an increase of $17.7 million in net cash provided by financing activities. None of these reclassifications had an effect on net income or stockholders’ equity (deficit) as previously presented.

2. Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 with earlier adoption permitted at the beginning of a fiscal year if interim financial statements for that year have not been issued. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on the consolidated financial statements.

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

3. Properties

Property and equipment consisted of the following at December 31, 2006 and March 31, 2006 (in thousands):

	December 31, 2006	March 31, 2006
Buildings	$—	$2,725
Machinery and equipment	7,218	7,097
Office furniture and equipment	44,111	37,897
Vehicles	5,662	6,178
Signs	4,015	3,562
Leasehold improvements	38,775	31,964
Construction in progress	1,199	2,945

	100,980	92,368
Less accumulated depreciation and amortization	(48,730)	(41,382)

Net property and equipment	$52,250	$50,986

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

The Board of Directors will determine the exercise price of the options under the Stock Option Plan, but the exercise price must be at least equal to the fair market value of the Company’s common stock on the date of the grant. The term of an incentive stock option and a nonqualified stock option may not exceed seven years (the Board of Directors may extend the term of the options after the options have been granted), except that with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding capital stock, the term of an incentive stock option must not exceed five years and the exercise price of an incentive stock option must equal at least 110% of the fair market value of the Company’s common stock on the date of the grant.

The Company did not issue any options for shares of common stock during the three months ending December 31, 2006. During the nine months ended December 31, 2006, the Company issued options for 203,000 shares of common stock under the Stock Option Plan to certain employees and directors of the Company. The options vest over a three-year period and expire seven years from the date of the grant. The Company estimated the fair value of stock options using the Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated value of options granted to employees and directors under the Stock Option Plan was $4.76 during the nine months ended December 31, 2006, using the Black-Scholes model with the following assumptions:

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

Estimated Forfeitures: Beginning April 1, 2006, the Company included an estimate for forfeitures in calculating stock option expense. When estimating forfeitures, the Company considers historical termination behavior as well as any future trends it expects. Prior to 2006, the Company accounted for forfeitures of employee stock options for pro forma disclosure purposes under FAS 123 on an as-incurred basis.

Activity under the Gregg Appliances, Inc. 2005 Stock Option Plan is summarized as follows:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2006	1,853,000	$13.75
Granted	203,000	11.70
Exercised	—	—
Canceled	(80,000)	(13.75)

Outstanding at December 31, 2006	1,976,000	$13.54

The following table summarized the Company’s outstanding stock options as of December 31, 2006:

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Option Term (in years)	Weighted Average Exercise Price per Share
$10.00	886,500	5.59	$10.00
$11.70	203,000	6.69	11.70
$15.00	443,250	5.59	15.00
$20.00	443,250	5.59	20.00

$10.00 to $20.00	1,976,000	5.70	$13.54

As of December 31, 2006, there was approximately $0.8 million of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the remaining vesting period of approximately three years.

5. Inventories

Inventories as of December 31, 2006 and March 31, 2006 were comprised as follows (in thousands):

	December 31, 2006	March 31, 2006
Appliances	$39,640	$32,867
Electronics	85,249	63,405
Bedding and furniture	3,745	2,535

	$128,634	$98,807

6. Debt

Debt outstanding consisted of the following at December 31, 2006 and March 31, 2006 (in thousands):

	December 31, 2006	March 31, 2006
Revolving credit facility	$—	$—
9.0% senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	145,000	160,500
6.0% junior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2015, net of discount of $6,878 and $7,258 at December 31, 2006 and March 31, 2006, respectively	18,122	17,742

Total debt	163,122	178,242
Less current maturities	—	—

Total long-term debt	$163,122	$178,242

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

Through December 31, 2006, the Company has purchased $20.0 million of its 9% senior notes of which $15.5 million was purchased during the first nine months of fiscal 2007 at a weighted-average price of 92.45% of face value. For the three and nine months ended December 31, 2006, the Company recorded a gain related to the early extinguishment of debt representing the difference between the purchase price and the carrying value of the 9% senior notes, net of related capitalized debt issuance costs, of approximately $0.1 million and $0.4 million, respectively.

On February 3, 2005, the Company issued to certain of its stockholders, $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 3, 2015. The original discount on the notes will be accreted to interest expense through the maturity date. Accretion of the discount, which is included in interest expense in the accompanying condensed consolidated statements of income, was approximately $0.1 million and $0.4 million for the three and nine months ended December 31, 2006, respectively.

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

The interest rate based on the bank’s prime rate as of December 31, 2006 was 8.50%. As of December 31, 2006, the Company had no borrowings outstanding under the revolving credit facility and $3.1 million of letters of credit outstanding. As of December 31, 2006, the total borrowing availability under the revolving credit facility was $65.4 million.

The unsecured senior notes and the revolving credit facility are guaranteed by the Company’s wholly-owned subsidiary, HHG, which has substantially no assets or operations. The guarantee is full and unconditional and the Company has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement.

The debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making equity repurchases, and debt prepayments and transactions with affiliates. The revolving credit agreement also contains a financial covenant requiring maintenance of a minimum fixed charge coverage ratio. The debt agreements also restrict payment of dividends unless the Company achieves a specific fixed charge coverage ratio as defined in the debt agreements. Any such dividends are limited to the lesser of 50% of consolidated net income and 100% of equity contributions since the date of the recapitalization. The Company was in compliance with the restrictions and covenants in the debt agreements at December 31, 2006.

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

8. Subsequent Event

On January 17, 2007, the Company entered into Amendment No. 2 to the Loan and Security Agreement (the “Credit Agreement”). The Amendment reduced the unused line fee, reduced the monthly service fee and the letter of credit fees, as defined in the Amendment. The Amendment also reduced the tier pricing on the facility. In addition, under the terms of the Amendment, the Company is allowed to repurchase Senior Notes so long as the Company has excess availability of $10 million after the repurchase transaction and as long as the Company is not in default under the Credit Agreement. Finally, advances on inventory, inventory appraisal requirements and certain other modifications have been amended throughout the Credit Agreement.

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

Overview

We are a specialty retailer of consumer electronics, home appliances, bedding and related services operating under the names hhgregg® and Fine Lines®. As of December 31, 2006, we operated 74 retail stores located in major urban and suburban areas in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee.

Over the past several years, we have added stores in existing markets where we believe we can gain market share from our competitors and leverage our distribution network and advertising costs. We have also expanded into new markets where we believe there is significant underlying demand for our product mix and customer services as well as an attractive demographic profile. We plan to continue to add stores in existing markets and expand into high-growth contiguous regions. We target markets that meet our demographic and competitive criteria, including areas that demonstrate above-average economic growth, strong new housing starts and remodeling activity and a favorable percentage of our target consumers. Our markets typically include most or all of our major competitors. Consistent with our expansion in the past, we plan to continue to follow our approach of building store density in each major market and distribution area, which in the past has helped us improve our market share and realize operating efficiencies.

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

Both the consumer electronics and home appliance industries have grown over the past several years, driven by product innovations and introductions particularly in the premium segment that we target. In general, average selling prices for major appliances have increased for the last three fiscal years attributable to innovation in high efficiency laundry and French door refrigeration. This aspect has added stability to our sales performance relative to our consumer electronics-focused competitors. In contrast, the consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured digital flat panel products are typically introduced at relatively high price points, which are then gradually reduced to drive consumption. As prices for these products fall below $3,000, more of our customers purchase them, with the result that the average selling price of the video products we carry and the quantity we sell have risen in each of the last three fiscal years.

The innovation in certain consumer electronic product categories, such as DVD players, camcorders and audio products, has not been sufficient to maintain stability in average selling prices. These mature products have become commoditized and experienced price declines and reduced margins. As certain of our products become commodities, we focus on the next generation of products, such as 1080p LCD televisions, while carefully managing the selection of commoditized products that we offer. We must continue to shift our sales mix to newer, higher-margin items or increase our unit sales at a rate greater than the decline in product prices. Our past experience is that we have been able to shift our product mix to newer, higher-margin products.

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

We accrue allowances based on the satisfaction of terms of the program and sales of qualifying products even though we may not receive the allowances until the end of a quarter or year. When we record vendor allowances we must determine the period in which they should be recognized in the condensed consolidated statements of income and whether they should be reflected as adjustments to cost of goods sold or the related expense, as provided in EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor. If the programs provide reimbursement for specific, incremental and identifiable costs incurred to promote a vendor’s products, the allowances, credits, or payments are recorded as a reduction of the related expense in the period in which the cost is incurred. We also deduct amounts for cooperative advertising from our payments to manufacturers for inventory purchases based on individual agreements with our manufacturers. For all other vendor programs, the allowances, credits or payments are recorded as a reduction to the related inventory cost (rather than as a reduction to advertising expense) and recognized in cost of goods sold when the product is sold.

Self-Insured Liabilities. We are self-insured for certain losses related to workers’ compensation, general liability, motor vehicle and health insurance. We obtain third-party insurance coverage to limit our exposure to certain of these claims. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience, loss estimates and information provided by third-party administrators. We periodically review our assumptions, estimates and the information provided by third-party administrators to determine the adequacy of our reserves for our self-insured liabilities. Our reserves for self-insurance were $5.1 million and $4.1 million as of December 31, 2006 and March 31, 2006, respectively.

Key Operating Measures

We use the following key measures to evaluate and assess our business.

Comparable Store Sales. Our comparable store sales base includes net sales for all store locations including remodeled and relocated stores, as well as our e-commerce site, that have been in operation for at least 14 full months. As of December 31, 2006, we included 62 stores in our comparable store base. We monitor comparable store sales daily, weekly, monthly and annually by product category, region, store and sales associate. Our analysis of comparable store sales provides us with the information to make strategic merchandising and marketing decisions.

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

Selling, General & Administrative Expenses (SG&A). SG&A represents the majority of our costs (other than cost of goods sold, net advertising expense, restructuring and asset impairment charges, gain on sale of extended maintenance obligations, gain related to early extinguishment of debt and interest) including wages, rent, depreciation and amortization, taxes (other than income taxes), insurance, utilities, delivery costs, distribution costs, service expense, repairs and maintenance of stores and equipment, and other general administrative expenses.

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

Results of Operations

Certain Operating Information

The following table reflects our operating results for the periods indicated as a percentage of net sales.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	70.3	70.8	69.3	69.0

Gross profit	29.7	29.2	30.7	31.0
Selling, general and administrative expenses	18.7	19.7	21.7	23.3
Net advertising expense	4.2	4.2	4.4	4.4
Gain on transfer of extended maintenance obligations	—	(9.9)	—	(4.1)
Restructuring and asset impairment charges	—	—	—	0.2

Income from operations	6.8	15.2	4.5	7.2
Other expense	1.3	1.8	1.7	2.1
Income tax expense	2.3	5.4	1.2	2.4

Net income	3.2%	8.0%	1.7%	2.7%

Certain percentage amounts do not sum to total due to rounding.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net Sales. Net sales for the three months ended December 31, 2006 increased 19.2% to $335.1 million from $281.2 million for the three months ended December 31, 2005. This increase in sales was primarily attributable to the addition of seven stores during the past 12 months and a 5.6% increase in comparable stores sale during the third quarter of fiscal 2007. The comparable store sales performance was driven by gains in video, major appliances and bedding. Video sales performance was fueled by flat panel television sales growth outpacing the sales decline in projection and tube televisions.

Gross Profit. As a percentage of sales, our gross profit margin increased by 0.5% to 29.7% for the three months ended December 31, 2006 from 29.2% for the three months ended December 31, 2005. The increase in gross profit, as a percentage of sales, was primarily attributable to improved product mix coupled with an increase in select core product margins.

Selling, General and Administrative Expenses (SG&A). SG&A expenses decreased by 1.0%, as a percentage of sales, from 19.7% for the three months ended December 31, 2005 to 18.7% for the three months ended December 31, 2006. The decrease in SG&A expense as a percentage of sales for the three months ended December 31, 2006 was primarily attributable to the leveraging effect of our sales growth across many expense categories and productivity gains in labor, partially offset by increases in financing fees on our private label credit card, rent expense and depreciation expense.

Gain on Transfer of Extended Maintenance Obligations. During the three months ended December 31, 2005, in connection with our efforts to exit our product service and repair offerings, we entered into an agreement with a third party to transfer our product service obligations for previously sold extended service plans. We paid the third party $21.5 million to assume our product service obligation and recognized a $27.9 million pretax gain on the sale.

Other Expense. Other expense declined to $4.3 million for the three months ended December 31, 2006 from $4.9 million for the three months ended December 31, 2005. This decrease in other expense was due to a decrease of approximately $0.5 million in net interest expense and a $0.1 million gain related to early extinguishment of debt representing the difference between the purchase price and the carrying value of the repurchased senior notes during the three months ended December 31, 2006, along with the associated write-off of debt issuance costs.

Income Tax Expense. The decrease in income tax expense of $7.6 million during the third quarter of fiscal 2007 compared to fiscal 2006 was primarily the result of the decrease of income before income taxes for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Net Sales. Net sales for the nine months ended December 31, 2006 increased 14.3% to $776.1 million from $679.1 million for the nine months ended December 31, 2005. This increase in sales was primarily attributable to the addition of seven stores during the past 12 months and a 2.9% increase in comparable stores sales during the first nine months of fiscal 2007. The comparable store sales performance was driven by gains in video, major appliances and bedding. Video sales performance was fueled by flat panel television sales growth outpacing the sales decline in projection and tube televisions.

Gross Profit. As a percentage of sales, our gross profit margin declined to 30.7% for the nine months ended December 31, 2006 from 31.0% for the nine months ended December 31, 2005. The decline in gross profit, as a percentage of sales, was primarily attributable to our decision to outsource our product service and repair work to third-party providers as well as to sell third-party ESPs along with the related change in ESP revenue recognition associated with these changes. This decline was more than offset by improvements in our SG&A expense measured as a percentage of sales. These reductions in gross profit were partially offset by increases in core product margins.

Selling, General and Administrative Expenses (SG&A). SG&A expenses decreased by 1.6%, as a percentage of sales, to 21.7% for the nine months ended December 31, 2006. This decrease in SG&A expense as a percentage of sales was primarily attributable to the outsourcing of our product service and repair work to third-party providers and our decision to sell third-party extended service plans last year, as well as the leveraging effect of our sales growth across many SG&A categories.

Gain on Transfer of Extended Maintenance Obligations. During the nine months ended December 31, 2005, in connection with our efforts to exit our product service and repair offerings, we entered into an agreement with a third party to transfer our product service obligations for previously sold extended service plans. We paid the third party $21.5 million to assume our product service obligation and recognized a $27.9 million pretax gain on the sale.

Restructuring and Asset Impairment Charges. In connection with our transition to outsource our product service and repair services, we recorded restructuring and asset impairment charges of $1.3 million during the nine months ended December 31, 2005 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These charges represented asset impairments of certain long-lived assets and severance and benefits costs. The severance and benefits costs resulted in a cash outlay while the asset impairments were recognized as non-cash charge to write-off certain assets.

Other Expense. Other expense declined to $13.1 million for the nine months ended December 31, 2006 from $14.3 million for the nine months ended December 31, 2005. This decrease in other expense was due to a decrease in net interest expense of $0.7 million and a $0.4 million gain related to early extinguishment of debt representing the difference between the purchase price and the carrying value of the repurchased senior notes during the nine months ended December 31, 2006, along with the associated write-off of debt issuance costs.

Income Tax Expense. The decrease in income tax expense during the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 was primarily the result of a reduction in income before income taxes in the current year compared to the prior year. In addition, during the nine months ended December 31, 2005, tax law changes were enacted to change the tax rates of certain states in which the Company operates which resulted in an additional $2.1 million of tax expense.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities (in thousands):

	Nine Months Ended December 31,
	2006	2005
Net cash provided by (used in) operating activities	$23,725	$(13,486)
Net cash used in investing activities	(8,414)	(12,323)
Net cash (used in) provided by financing activities	(14,393)	19,351

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores, remodeling and relocating existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures of $13.2 million for the nine months ended December 31, 2006 were $0.6 million lower than prior year. Capital expenditures for the nine months ended December 31, 2006 were primarily comprised of expenditures for new stores. Capital expenditures for the nine months ended December 31, 2005 were primarily due to expenditures for new stores as well as new management information systems. Collectively, our gross capital outlay for fiscal 2007 is expected to be in the range between $19 million to $21 million. Our capital outlay, as adjusted by proceeds from pre-arranged sale and leaseback transactions, is expected to range between $12 million and $14 million.

Cash Provided by (Used in) Operating Activities. Cash provided by (used in) operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash provided by (used in) operating activities was $23.7 million and ($13.5) million for the nine months ended December 31, 2006 and 2005, respectively. The increase in cash flows, for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005 was primarily the result of net income of $13.0 million for fiscal year 2007 and a non comparable year over year gain and payments made of $27.9 million and $21.5 million, respectively, recorded in the nine months ended December 31, 2005, associated with the transfer of our product service obligations for previously sold extended service plans to a third party.

Cash Used in Investing Activities. Cash used in investing activities was $8.4 million and $12.3 million for the nine months ended December 31, 2006 and 2005, respectively. The decrease for cash used in investing activities for the nine months ended December 31, 2006 as compared to the nine months ended December 31, 2005 was principally due to the receipt of $2.7 million related to a pre-arranged sale and leaseback transaction for a store opened in fiscal 2006 and deposits of $1.9 million for future sale and leaseback transactions on stores to be opened in the fourth quarter of fiscal 2007.

Cash (Used In) Provided by Financing Activities. Cash (used in) provided by financing activities was ($14.4) million and $19.4 million for the nine months ended December 31, 2006 and 2005, respectively. The change from the current year period compared to the prior year period is primarily due to payments of $14.3 million for the early extinguishment of debt for the nine months ended December 31, 2006 and a decrease in bank overdrafts from the nine months ended December 31, 2005.

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

Through December 31, 2006, we had purchased $20.0 million of our 9% senior notes of which $15.5 million was purchased during the first six months of fiscal 2007 at a weighted-average price of 92.45% of face value. For the three and nine months ended December 31, 2006, we recorded a gain related to the early extinguishment of debt representing the difference between the purchase price and the carrying value of the 9% senior notes, net of related capitalized debt issuance costs of approximately $0.1 million and $0.4 million, respectively.

Junior Subordinated Notes. On February 3, 2005 we issued to certain of our stockholders, $25 million in unsecured 6% junior subordinated notes, with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 3, 2015. The original discount on the notes will be accreted to interest expense through the maturity date. Accretion of the discount, which is included in interest expense in the accompanying condensed consolidated statements of income, was approximately $0.1 million and $0.4 million for the three and nine months ended December 31, 2006, respectively.

Revolving Credit Facility. We have a revolving credit agreement with a bank group for up to $75 million. The facility includes a $25 million sub-limit for letters of credit. Borrowings under the revolving credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Until the agreement was amended on January 17, 2007, we paid an annual commitment fee of 3/8% on the unused portion of the facility. Under the amended agreement the annual commitment fee was reduced to1/4% on the unused portion of the facility.

The interest rate based on the bank’s prime rate as of December 31, 2006 was 8.50%. As of December 31, 2006, the Company had no borrowings outstanding under the revolving credit facility and $3.1 million of letters of credit outstanding. As of December 31, 2006, the total borrowing availability under the revolving credit facility was $65.4 million

The unsecured senior notes and the revolving credit are guaranteed by our wholly-owned subsidiary, HHG Distributing, LLC (HHG), which has substantially no assets or operations. The guarantee is full and unconditional and we have no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement.

The debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making equity repurchases, debt prepayments and transactions with affiliates. The revolving credit agreement also contains a financial covenant requiring maintenance of a minimum fixed charge coverage ratio. The debt agreements also restrict payment of dividends unless we achieve a specific fixed charge coverage ratio as defined in the debt agreements. Any such dividends are limited to the lesser of 50% of consolidated net income and 100% of equity contributions since the date of the recapitalization. We were in compliance with the restrictions and covenants in the debt agreements at December 31, 2006.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our revolving credit facility, together with cash on hand, should provide sufficient funds to finance our operations for at least the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Pursuant to the terms of our amended credit agreement, amended January 17, 2007, we also have the capacity to repurchase our outstanding Senior Notes at our discretion so long as we have excess availability of $10,000,000 after the repurchase.

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

Outlook

We expect to open three new stores during the fourth quarter ending March 31, 2007 and one regional distribution center. We anticipate that our comparable store sales will range from the mid- to high-single digits during the fourth quarter of fiscal 2007.

Our outlook for the fourth quarter of fiscal 2007 is based on information presently available and contains certain assumptions regarding macroeconomic conditions. We cannot be certain what effects changes in energy prices, consumer confidence and interest rates may have on consumer spending. Differences in actual economic conditions compared with our assumptions could have a material impact on our fourth quarter of fiscal 2007 results.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in floating rate interest on outstanding debt under our revolving credit facility. However, as of December 31, 2006, we had no outstanding cash borrowings under our revolver. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated. We do not hedge interest rate exposure. We may consider entering into interest rate swap agreements at such time as we deem appropriate.

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control. During the three months ended December 31, 2006, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II—Other Information

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

Dated: February 14, 2007