Form 10-K
period 2007-03-31
Gregg Appliances Inc
filed 2007-06-29
CIK 1318157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.    None

The number of shares of Gregg Appliances, Inc.’s common stock outstanding as of June 29, 2007 was 28,491,600.

i

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this document and any documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes, outlook and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “tends,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. The forward-looking statements are made as of the date of this document or the date of the documents incorporated by reference in this document, as the case may be, and we assume no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:

•	competition in existing, adjacent and new metropolitan markets;

•	changes in customer preferences;

•	our ability to effectively manage and monitor our operations, costs and service quality;

•	our reliance on a small number of suppliers;

•	rapid inflation or deflation in core product prices;

•	the failure of manufacturers to introduce new products and technologies;

•	customer acceptance of new technology;

•	our dependence on our key management personnel and our ability to attract and retain qualified sales personnel;

•	our ability to negotiate with our suppliers to provide product on a timely basis at competitive prices;

•	the identification and acquisition of suitable sites for our stores and the negotiation of acceptable leases for those sites;

•	the effect of general and regional economic and employment conditions on our net sales;

•	fluctuation in seasonal demand;

•	our ability to maintain our rate of growth and penetrate new geographic areas;

•	our ability to locate suitable new store sites;

•	our ability to obtain additional financing and maintain our credit facilities;

•	our ability to maintain and upgrade our information technology system;

•	the effect of a disruption at our central distribution centers;

•	changes in cost for print, radio and television advertising; and

•	changes in trade regulation, currency fluctuations and prevailing interest rates.

Other factors that cold cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K are more fully described in the “Risk Factors” section and elsewhere herein. Given these risk and uncertainties you are cautioned not to place undue reliance on these forward looking statements. The forward looking statements included herein are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any of these statements or to publicly announce the results of any revisions to these statements to reflect future events or developments.

PART I.

ITEM 1.	Business.

Our Company

We are a leading specialty retailer of premium video products, brand name appliances, audio products and accessories and currently operate 79 stores in Ohio, Indiana, Georgia, Tennessee, Kentucky, North Carolina, South Carolina and Alabama. We are focused on delivering a superior customer purchase experience through our differentiated services while offering competitive pricing on our products. Our commissioned sales force is extensively trained to provide our customers with a superior purchase experience from the time they first enter our stores to the delivery and installation of products in their homes. We differentiate ourselves from our competitors by providing our customers with a consultative and educational purchase experience. We also distinguish ourselves by offering same-day delivery of virtually all of our products. Our superior customer purchase experience has enabled us to successfully compete against the other leading video and appliance retailers over the course of our 52-year history.

We design our stores to be visually appealing to our customers and to highlight our premium selection of consumer electronics and appliances. We utilize LCD and plasma television display walls, extensive appliance displays and digital product centers to showcase our broad selection of products with advanced features and functionality. We carry over 100 models of flat panel televisions and 400 models of appliances. Our stores typically average 30,000 square feet and are located in power centers or freestanding locations in high traffic areas, usually near our major competitors. We drive store traffic and enhance our brand recognition through year-round television advertising, weekly newspaper inserts, direct mail and web promotions.

Our sales can be categorized in the following manner:

•

Video products: We offer a broad selection of the latest video products, such as LCD, plasma and micro-display televisions as well as DVD recorders. Representative brands include Hitachi, JVC, Mitsubishi, Panasonic, Philips, Samsung, Sharp, Sony and Toshiba. For fiscal 2007, video products represented 47% of merchandise sales.

•

Home appliances: We offer a broad selection of major appliances, including the latest generation refrigerators, ranges, dishwashers, freezers, washers and dryers, sold under a variety of leading brand names. Representative brands include Bosch, Frigidaire, GE, KitchenAid, LG, Maytag, Subzero, Thermador, Viking, Whirlpool and Wolf. For fiscal 2007, home appliances represented 40% of merchandise sales.

•

Other products and services: We also sell audio products, Serta mattresses, notebook computers and other select popular consumer electronics and accessories. We continue to evaluate other merchandise categories which will further enhance our product offering. Additionally, we offer our customers a suite of services including extended service plans (ESPs), same-day delivery and installation and in-home repair and maintenance for which we receive revenues. Products such as home audio systems, notebook computers, cameras, telephones, satellite dish network systems and advanced cables generate and support store traffic and create cross-selling opportunities with our other products. Our suite of services is aimed at enhancing our customers’ superior purchase experience. For fiscal 2007, other products and services represented 13% of merchandise sales.

Competitive Strengths

We believe the following strengths contribute significantly to our success and position us for growth within our existing and new markets:

Superior customer purchase experience. We provide a superior purchase experience to our customers through our in-store experience, high level of customer service and delivery and installation capabilities, which we believe drives customer loyalty, referrals and repeat business. We are able to educate our customers on the features and benefits of the products we offer through our extensively trained, commissioned sales force. Over 90% of our sales associates are full-time employees supporting our goal of hiring individuals who are career oriented and exceptionally motivated. Performance-monitoring programs ensure that our sales associates are customer-focused. We believe that when fully informed, customers frequently purchase higher-end, feature-rich products. Our ability to drive sales of more advanced video and appliance products has made us an important partner for our vendors to present their state-of-the-art offerings and enables us to be among the first to introduce new products and technologies in our stores. This further enhances our brand image and customer experience.

We offer same-day delivery for virtually all of our products and also provide quality in-home installation services. This expertise significantly enhances our ability to sell large, more complex products. We believe no other major consumer electronics or appliance retailer provides same-day delivery on as wide a range of products as we do. Our network of nine central and regional distribution centers provides a local supply of inventory that supports our same-day delivery strategy. We conduct approximately 100,000 customer surveys each year to ensure customer satisfaction and provide us with feedback to continue improving our superior customer purchase experience.

Balanced mix of premium video products and appliances. We offer an extensive selection of premium video products and appliances. Our appliance business provides us with financial stability and consistently strong cash flow generation while our television and video products contribute significantly to our growth in sales and profitability. Our cash flow tends to be less seasonal and more stable over the long term compared to our consumer electronics-focused competitors as a result of our balanced merchandise mix of video products and appliances. In addition, the combination of large screen televisions and appliances, each of which generally requires home delivery and installation, provides us with significant efficiencies in home delivery and installation.

Proven ability to successfully penetrate new markets. We seek to expand our highly portable store concept into new markets where we believe there is significant underlying demand for our product mix and customer services, as well as an attractive demographic profile. We have successfully opened or acquired stores in seven new metropolitan markets since 1999, adding 63 stores, most recently in the Atlanta, Charlotte, Knoxville and Birmingham markets. We leverage our advertising spending, regional management and delivery and distribution infrastructure by initially opening multiple stores in a market. We enter each of our markets with a scale presence, and then continue to grow our store base in these markets. For example, when we entered the Charlotte market we initially opened four new stores and have added six stores in the Charlotte market since that time. This penetration allows us to capture strong market share and drive further efficiencies in our markets.

Superior store economics. We closely adhere to our prototype store format when opening new stores, which helps simplify our operations and ensures consistent execution. We believe our store economic returns are superior to those of our major consumer electronics competitors. Our new stores deliver compelling returns on investment. Our stores typically generate positive cash flow within three months of opening and provide a cash payback in less than two years. All of our retail stores produce positive four-wall EBITDA, which combined with our strong inventory management, generate significant free cash flow to internally fund our growth. During fiscal 2006 and 2007, our stores averaged net sales of $14.4 million and provided an average four-wall EBITDA margin (a non-GAAP financial measure) of approximately 8.0%. During this same period, our new stores required average net capital expenditures of $0.7 million and average initial net-owned inventory investments of $1.0 million.

Experienced management team. Our senior management team has an average of over 13 years of experience with us and 24 years of industry experience. Under our management team’s direction, we have grown our store base at a compound annual growth rate of 18.3% since fiscal 1998 and successfully entered six metropolitan markets. We believe our management’s breadth of experience in the industry has enabled us to anticipate and respond effectively to industry trends and competitive dynamics while driving superior customer service and cultivating long-standing relationships with our vendors.

Customer Purchase Experience

Our goal is to serve our customers in a manner that generates loyalty, referrals and repeat business. We focus on making every customer’s purchase experience a positive one and aim to be the primary destination for consumer electronics and home appliances. We employ multiple internal systems to ensure customer satisfaction in each of our markets, and we focus on offering a comprehensive suite of services such as delivery and home installation to our customers. We aim to offer the customer a convenient shopping experience by locating our stores in high traffic areas with a focus on visibility, access and parking availability.

Our philosophy for providing our customers with a superior purchase experience includes;

•	employing a highly motivated, commissioned sales force and extensively training them so they are able to educate our customers on the benefits of feature-rich, higher margin products;

•	soliciting customer feedback to allow us to monitor and improve individual employee performance;

•	conducting broad consumer and market research to ensure a top quality, competitively priced offering;

•	offering an exceptionally deep product assortment in core categories;

•	providing a warm and bright store ambiance that showcases our products well;

•	providing same-day delivery for virtually all of our products and quality in-home installation services;

•	offering extended-term financing through a third-party private label credit card to qualified customers;

•	offering convenient 40 minute call ahead service for delivery;

•	offering customer support through our central call center seven days per week; and

•	providing third-party ESPs and third-party in-home service and repair of our products.

Product Service and Support. We currently outsource product service and repair of our products sold with and without extended warranties. We sell third-party ESPs to our customers. The ESPs typically extend three to five years beyond the manufacturer’s warranty and cover all service and repair-related maintenance. We closely monitor the performance of our third-party vendor to ensure the quality and timeliness of its repair services. We offer customer support via our central customer service call center. Our service center is open seven days a week and provides customers with a toll-free resource to ask product and other support-related questions.

Private Label Credit Card. We offer customers financing through a private label credit card with a third-party financial institution. We believe the use of financing encourages customers to make larger ticket purchases and promotes our business by allowing us to market directly to our private credit card holders. The third-party institution assumes the risk of collection from our customers and has no recourse against us for any uncollected amounts.

Merchandising and Purchasing

Merchandise. We focus on offering one of the most extensive product and brand selections in our industry. We offer a broad selection of the leading brands at everyday competitive prices and provide a balance of digital and home theater products and appliances. Our premium products help drive margins and profitability while our lower-margin products help drive customer traffic providing us with stable, less-seasonal cash-flow. Our balanced mix of premium video products and appliances positions us to benefit from the expected strong growth in digital products, as well as the stability in major appliances.

Product Categories. We sell a wide variety of premium video products, including digital televisions and home theater systems, appliances, audio products, mattresses and related services. The table below lists selected products and representative brands for our core merchandise categories:

Category	Products	Selected Brands

Video Products	Flat panel televisions, digital projection televisions, DVD recorders	Hitachi, JVC, Mitsubishi, Panasonic, Philips, Samsung, Sharp, Sony and Toshiba

Home Appliances	Refrigerators, freezers, washers and dryers, cooking ranges, dishwashers, air conditioners	Bosch, Frigidaire, GE, KitchenAid, LG, Subzero, Thermador, Viking, Whirlpool and Wolf

Other Products	Home theater receivers, CD players, speaker systems, digital cameras, digital camcorders, notebook computers, MP3 players, mattresses	Bose, Canon, JVC, Klipsch, Minolta, Onkyo, Polk, Serta, Sony and Toshiba

Vendor Relationships. Our top ten and 20 suppliers accounted for over 71.7% and 87.1%, respectively, of merchandise purchased by us during fiscal 2007. One of our vendors, Whirlpool, represented more than 10% of our total purchases in fiscal 2007. Our other key suppliers include Frigidaire, Hitachi, GE, LG, Panasonic, Samsung, Sony and Toshiba.

Our purchasing strategy varies by vendor and product line. We do not generally have long-term contracts with any of our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. Our ability to sell a broad selection of products has made us an important partner for our vendors to showcase their higher-margin product offerings and introduce new products and technologies to consumers. In an effort to support our strategy, vendors offer us various incentives including volume discounts, trade financing, co-op advertising, purchase discounts and allowances, promotional items and inventory on a consignment basis.

Personnel and Training

Commissioned Sales Associates. We seek to hire individuals who are career-oriented and motivated by a commission-based environment. Over 90% of our sales associates are full time employees. Our sales associates are compensated based on both sales and product profitability. New sales associates are required to complete 80 hours of initial in-house training focused on product knowledge and functionality, customer service and general store operations. Sales associates also participate in on-going training for an average of ten hours per month in order to stay current with new product offerings and customer service initiatives. This on-going training includes quarterly meetings with vendors to learn about upcoming product releases.

Manager-In-Training (MIT) Program. We operate a professional development program that provides managers with a variety of tools and training to assist them in leading their sales associates and meeting their performance objectives. Manager candidates undergo comprehensive training in store operations, sales, management and communications skills so that they can eventually manage their own stores and have the opportunity to become regional managers. Candidates first participate in our MIT program, which develops each manager’s managerial and supervisory skills. After completion of our training programs, manager candidates work as assistant managers. Successful assistant managers then manage one of our lower-volume stores, where they are supervised closely by the store’s regional manager. We give managers an opportunity to operate higher-volume stores as they become more proficient in their management skills.

Our store and regional managers are essential to our store expansion strategy. We use experienced store and regional managers from our existing markets when entering new markets. Our MIT program provides a pipeline of future store and regional managers. This program allows us to fill store management positions with personnel promoted from within each store and to staff new stores from our pool of experienced managers.

Distribution and Warehousing

Our distribution and warehousing functions are designed to optimize inventory availability and turnover, delivery efficiency, and minimize product handling. Our distribution and warehousing system consists of two central distribution centers, or CDCs, and seven regional distribution centers, or RDCs. We operate CDCs in Indianapolis and Atlanta and RDCs in Birmingham, Charlotte, Cincinnati, Cleveland, Columbus, Louisville and Nashville. CDCs receive products directly from manufacturers and stock merchandise for local customer delivery and store and RDC replenishment. RDCs receive inventory daily from their respective CDCs or directly from manufacturers for home delivery. Merchandise is generally not transferred between stores. Our CDCs and RDCs operate seven days a week. We believe that our existing distribution and warehouse system is adequate to support expansion in our existing markets. To the extent we expand into new markets that cannot be served by our existing CDCs and RDCs, we expect to invest in additional distribution and warehouse infrastructure. All of our distribution facilities are leased.

The following table sets forth certain information relating to our CDCs and RDCs:

Facility	Opening Date	Area Served	Size (sq. ft)
CDC:
Atlanta, Georgia	January 2003	Southeast	273,200
Indianapolis, Indiana	June 1986	Midwest	319,458

RDC:
Birmingham, Alabama	April 2007	Birmingham	65,000
Charlotte, North Carolina	April 2005	Charlotte	99,688
Cincinnati, Ohio	March 1999	Cincinnati	100,800
Cleveland, Ohio	September 2001	Cleveland	100,800
Columbus, Ohio	August 1999	Columbus	166,790
Louisville, Kentucky	August 2002	Louisville	61,000
Nashville, Tennessee	October 2006	Nashville	100,000

Typically, large appliances, large screen televisions, home theater products and mattresses are delivered directly to a customer’s home. The majority of our customers purchasing these products also use our delivery or installation service. Our stores carry a limited inventory of these larger items to accommodate customers who prefer to transport merchandise themselves. Smaller-sized items such as DVD players, camcorders, digital cameras, televisions less than 37 inches and small appliances are adequately stocked in-store to meet customer demand.

We began outsourcing our delivery services in the Atlanta market in April 2003 and have since outsourced our delivery services in all of our markets other than our Central and Northern Indiana markets. Our outsourcing partners assign certain employees to us and those employees deliver products exclusively for us, generally carry our logo on their vehicles and wear hhgregg uniforms. This allows us to maintain our brand identity and high customer service levels following the purchase of our products. We provide all installation services using our highly skilled employees. We remain the customer’s primary point of contact throughout the delivery and installation process, thereby ensuring that we maintain control over the quality of the service provided. We also closely monitor our delivery partners to assess our customer’s satisfaction with their services. We are not subject to any long-term agreements with any of our delivery partners. Given our ability to lower costs while maintaining high delivery service levels by outsourcing our delivery service, we will continue to assess opportunities to outsource additional portions of our delivery function. We continue to provide delivery services in our Central and Northern Indiana markets where there is sufficient density to economically support our maintenance and delivery services.

As of March 31, 2007, we utilized a fleet of approximately 250 vehicles, which are both leased and owned, to support the transportation and delivery services that have not been outsourced to a third-party provider as well as our installation services.

Advertising and Promotion

We utilize advertising and promotion to increase our brand awareness and drive in-store traffic. We seek to be the advertising leader in each of our markets by continually developing and enhancing our advertising and promotion programs and initiatives. We aggressively promote our products and services through the use of a balanced media mix, which includes preprinted newspaper inserts, television, direct mail, web promotions and outdoor event sponsorship. We currently outsource media placement to an advertising agency, but handle newspaper advertisement design and placement internally. We utilize television advertising to reach our target audience.

We enter new major markets with a comprehensive brand awareness campaign for a four-week period leading up to our grand opening. During the week of grand opening, we utilize a combination of television, radio and special print offers to drive traffic to our stores.

Our Fine Lines department concept enhances our overall brand reputation for premium offerings in the markets that they serve. We use a mixture of direct mail, an internally-produced publication and culinary events to promote the concept.

Our website, www.hhgregg.com, features our full line of products and provides useful information to consumers on the features and benefits of our products, our store locations and hours of operations. We offer both on-line shopping with delivery, as well as an in-store pickup option to increase customer traffic. We also utilize the internet as an important customer information resource to drive in-store purchases of our merchandise.

Management Information Systems

Over the past three fiscal years, we have been systematically updating and upgrading our management information systems in a multi-phase process to improve the efficiency of our store operations and enhance critical corporate and business planning functions. During fiscal 2005, we implemented a new point-of-sale system to enhance store-level productivity and improve controls. In fiscal 2006, we installed a new enterprise data warehouse to better integrate operating and merchandising information in a relational data base environment. During fiscal 2007, we successfully converted our financial reporting and accounting systems to a retail industry standard application to support our anticipated future growth.

We are currently in the process of migrating our inventory and supply chain management software from our legacy hardware platform and operating system, which our primary hardware vendor will no longer be providing support for after December 31, 2008, to a new hardware platform and operating system. This migration will transfer our existing applications to a platform scalable for future growth and is intended to ensure complete continuity in the end-user interface screens, thereby eliminating the cost and lost productivity of re-training our store and distribution associates on a new ERP application. The migration also maintains our applications’ proven transactional processing capabilities that have contributed to industry-leading inventory turns (the number of times inventory turns over in a one-year period computed as cost of goods sold divided by the average inventory balance) and shrink results (the reduction of physical inventory related to theft, damage or loss), as well as enables same-day delivery of virtually all of our products. In connection with this migration project, we are also implementing a retail industry standard demand management and forecasting tool to add more robust analytical capabilities to our inventory management process. Our current estimate of the remaining capital expenditures for this phase of our management information systems upgrade is between $7 and $10 million over the next two fiscal years, with the majority expected to be invested in fiscal 2008.

Our management information system includes a wide-area network linking our stores and distribution centers to our corporate offices. This provides real-time polling of sales, scheduled deliveries and inventory levels at the store and distribution center level. In our distribution centers, we use radio frequency networks to assist in receiving, stock put-away, stock movement, order filling, cycle counting and inventory management. We are currently enhancing our disaster recovery capabilities by opening a second, offsite data center for an estimated capital outlay of approximately $0.5 million to be completed during fiscal 2008.

Competition

The consumer electronics and appliance industry is highly competitive and concentrated among a group of major retailers. Our stores compete against other consumer electronics retailers, specialty home office retailers, mass merchants, home improvement superstores and a number of direct-to-customer alternatives. Our stores also compete against independent dealers, regional chain discount stores, wholesale clubs and other specialty single- and multi-unit retail stores. Mass merchants continue to increase their offerings of consumer electronics products, primarily those that are less complex to sell, deliver and install. Similarly, large home improvement retailers have expanded their assortment of appliances.

We compete against Best Buy, Circuit City, Sears, Lowe’s and Home Depot in the vast majority of our markets. We also compete against regional retailers, such as Fry’s and BrandsMart, in several of our markets. We have achieved a leading market position in digital televisions and major appliances in the majority of our markets. We have established these leading positions despite the presence, or entrance, of each of these leading competitors in our markets. We will continue to expand in our existing markets by adding stores in those regions where we can continue to gain market share from our competitors and leverage our existing distribution network and advertising initiatives.

The retail appliance and consumer electronics industry competes on product selection, price and customer service. We differentiate ourselves through our emphasis on an extensive product offering, customer service and satisfaction while matching our competitors on price. We believe that our highly trained commissioned sales force, broad product and brand offerings and customer support services allow us to compete effectively in our markets.

•

Our commissioned sales force is motivated to attend to customer needs quickly and is knowledgeable about the products we carry. The majority of our key competitors pay their sales force on an hourly basis. Because our sales staff is commissioned and highly trained in product knowledge, we believe our sales force is driven to more quickly and efficiently assist our customers in making their purchase decisions. We believe that when fully informed, customers purchase higher-end, feature-rich products due to an appreciation of the performance of those products.

•	By combining this knowledgeable sales force with a broad selection of key brands and products with complex, premium features, we differentiate ourselves from our competitors.

•

We promote our products both in our stores and through advertising. We also highlight our service offerings, such as same-day delivery and 40 minute call-ahead delivery. These services are key to our customer base which appreciates better product information, high-end products and more flexible delivery.

Seasonality

We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2006 and 2007, we generated 31.2% and 31.6%, respectively of our net sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during this fiscal quarter due to increased staffing levels and higher purchase volumes.

Trade Names and Trademarks

We have registered, acquired the registration of, or claim ownership of the following trade names and trademarks for use in our business: hhgregg®, HHGREGG.COM™, H.H. Gregg Appliances Electronics Computers™, WELCOME TO THE REVOLUTION™, HHG® and Fine Lines®. We do not know of any infringing uses that materially affect our use of these marks.

Employees

As of March 31, 2007, we employed 3,171 employees, of whom approximately 96% were full-time. We have no collective bargaining agreements covering any of our employees and have never experienced any material labor disruption. We consider our employee relations to be good.

ITEM 1A.	Risk Factors

Risks Relating to Our Business

We face significant competition, which could reduce our share of the market for home appliances and consumer electronics and our net sales. Competition could also cause us to increase expenditures, cause us to reduce our prices or margins and impact our comparable store sales.

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

We may not be able to compete successfully against existing and future competitors. Some of our competitors have financial resources that are substantially greater than ours and may be able to purchase inventory at lower prices. Our competitors may respond more quickly to new or emerging technologies and may have greater resources to devote to discounts, promotions and sales of products and services. They may also have financial resources that enable them to weather economic downturns better than us.

Our existing competitors or new entrants into our industry may use a number of different strategies to compete against us, including:

•	lower pricing;

•	more aggressive advertising and marketing;

•	enhanced product and service offerings;

•	extension of credit to customers on terms more favorable than we make available;

•	innovative store formats; and

•	improved retail sales methods.

Competition could cause us to lose market share, net sales and customers, increase expenditures or reduce prices or margins, any of which could have a material adverse effect on our business and results of operations. In addition, competition could have an impact on our comparable store sales.

Our growth strategy depends in part on our ability to open and profitably operate new stores in existing and new geographic markets. If we fail to successfully manage the challenges our planned growth poses, fail to maintain our financial and internal controls and systems or encounter unexpected difficulties during our expansion, our net sales and profitability could be materially adversely affected.

New stores that we open may not be profitable or may take longer than anticipated to open or to reach desired levels of profitability. Furthermore, the addition of new stores in existing markets may adversely affect the performance of nearby stores. Collectively, these circumstances could lower our profit, operating income and profit margins. There are a number of factors that could affect our ability to open or acquire as well as operate new stores at profitable levels consistent with our existing stores, including:

•	competitors, consumer tastes and discretionary spending patterns in adjacent and new markets that are different from those in our existing markets;

•	the failure to open enough stores in new markets to achieve a sufficient market presence to compete successfully;

•	the inability to identify and acquire suitable store sites and to negotiate acceptable leases for these sites;

•	difficulties associated with the hiring, training and retention of additional sales personnel and store managers;

•	the inability to obtain government approvals, licenses and permits in a timely manner;

•	the failure to adequately supervise construction and manage development costs;

•	the inability to secure adequate landlord financing;

•	difficulties or delay in obtaining construction materials and labor; and

•	problems or delays in pre-opening store promotion and related publicity.

In addition, our growth plans will require management to expend significant time, effort and resources to ensure the continuing adequacy of our financial and other internal controls, operating procedures, information systems, product purchasing, inventory management, warehousing and distribution systems and employee training programs. We may not be able to effectively manage these increased demands or respond on a timely basis to the changing demands that our planned expansion will impose on our management, financial and other internal controls and information systems. If we fail to successfully manage the challenges our planned growth poses, fail to improve these systems and controls or encounter unexpected difficulties during our expansion, our net sales and profitability could be materially adversely affected.

A disruption in our relationships with, or in the operations of, any of our key suppliers could cause our net sales and profitability to decline.

The success of our business and our growth strategy depends to a significant degree on our relationships with our suppliers. Our largest suppliers include Frigidaire, Hitachi, Samsung, Sony, Toshiba and Whirlpool. Whirlpool represented more than 10% of our total purchases in fiscal 2007. We do not have long-term supply agreements or exclusive arrangements with our major suppliers. We typically order our inventory through the issuance of individual purchase orders to vendors. We have no contractual assurance of the continued supply of merchandise in the amount and assortment we currently offer our customers and we may be subject to rationing by suppliers. In addition, we rely heavily on a relatively small number of suppliers. Our top ten and 20 suppliers represented 71.7% and 87.1%, respectively, of our purchases in fiscal 2007. The loss of any one or more of our key vendors or our failure to establish and maintain relationships with these and other vendors could materially adversely affect our supply and assortment of products, as we may not be able to find suitable replacements to supply products at competitive prices.

If we fail to anticipate changes in consumer preferences, our net sales and profitability may decline.

Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in consumer preferences relating to major household appliances and consumer electronics. Significant deviations from the anticipated consumer preferences for the products we sell could result in lost sales and lower margins due to the need to mark down excess inventory. For example, we anticipated an increase in flat and large screen television sales by remodeling many of our stores to include plasma and LCD television display walls. Similarly, we added fully operational kitchens in several of our locations as we began to offer home appliances with added features. Had we misjudged the market for these products, we not only would have had excess inventory, but our remodeling expenses would have decreased our net sales, profitability and cash flow without the counterbalance of the increased sales of these products. If we are unable to effectively introduce and sell new products to our customers, our business and results of operations could be adversely affected.

If we cannot attract and retain highly qualified sales personnel and store managers, our level of customer service may decline, which may decrease our net sales and profitability.

A key element of our competitive strategy is to provide product expertise to our customers through our extensively trained, commissioned sales associates which, we believe, results in more of our customers purchasing higher-margin, feature-rich products. If we are unable to attract and retain qualified personnel as needed in the future, including qualified sales personnel and candidates for our manager-in-training, or MIT, program, our level of customer service may decline, which may decrease our net sales and profitability.

We have significant future capital needs that we may be unable to fund and this failure could curtail our projected growth.

Our expansion plans will require substantial capital, including funds for capital expenditures, pre-opening costs, working capital requirements and initial operating losses related to new store openings. We also require additional capital for remodeling and renovating our existing stores and to transition to a new management information system. Gross capital expenditures during fiscal 2007, prior to any forward funding arrangements, were $19.5 million. See “—Any failure of our information technology infrastructure, or any delay or problem with the upgrading of our existing management information system, could cause a disruption in our business and increase costs.” If the cash provided by operating activities, available borrowings under our revolving credit facility and proceeds from sale and leaseback transactions are not sufficient to fund our operations, store expansion and renovation activities and infrastructure and information technology investment, we may be required to seek additional capital. If we are not able to obtain such additional financing on favorable terms, we may need to curtail our expansion plans and defer some or all of the upgrade of our management information system.

Due to the concentration of our stores in Ohio, Indiana, Georgia, Tennessee, Kentucky, North Carolina, South Carolina and Alabama, we are subject to risks from economic downturns as well as from weather conditions and natural disasters in these areas, which could negatively impact our net sales and reduce our profitability.

Our stores are located in Ohio, Indiana, Georgia, Tennessee, Kentucky, North Carolina, South Carolina and Alabama. We therefore have exposure to these local economies as well as weather conditions and natural disasters occurring in these states. If these markets individually or collectively suffer an economic downturn or other adverse event, there could be an adverse impact on our comparable store sales, net sales and profitability and our ability to implement our planned expansion program. Several of our larger competitors operate stores nationwide and thus are not as vulnerable as we are to these risks. In addition, our net sales depend on discretionary consumer spending, which may decrease on a regional or national basis due to a number of factors beyond our control, including unfavorable economic conditions, increases in consumer debt levels, unemployment or inflation, or other factors that adversely affect consumer confidence.

A natural disaster or other disruption at our central distribution centers could cause us to lose merchandise and be unable to effectively deliver to our customers and stores, which could reduce our profits.

We currently rely on two central distribution centers in Atlanta and Indianapolis to handle our distribution needs. Any natural disaster or other serious disruption to these centers due to fire, tornado or any other calamity could damage a significant portion of our inventory, and materially impair our ability to adequately stock our stores and deliver merchandise to customers and could result in decreased net sales, increased costs and reduced profits.

Our quarterly results fluctuate due to seasonal demand for our products and if we miscalculate this demand our net sales and profitability could decline.

We experience seasonal fluctuations in our net sales and operating results due in part to seasonal shopping patterns. For example, in fiscal 2006 and 2007, we generated 31.2% and 31.6%, respectively, of our net sales in the fiscal quarter ended December 31, which includes the holiday selling season. We also incur significant additional costs and expenses during this fiscal quarter due to increased staffing levels and higher purchase volumes. If we miscalculate the demand for our products generally or for our product mix during the fiscal quarter ending December 31, our net sales could decline, resulting in excess inventory, which could tie up our working capital and revolving credit facility, as well as lower our profit margin as a result of product markdowns. A shortfall in expected net sales, combined with our significant additional expenses during these fiscal quarters, could cause a significant decline in our operating results.

If we are unable to retain key management, we could have difficulty implementing our business strategy, which may result in reduced net sales, operating margins and profitability.

We are dependent on the skills, experience and continued service of Jerry W. Throgmartin, our Chairman and Chief Executive Officer, Dennis L. May, our President and Chief Operating Officer, and Donald J. B. Van der Wiel, our Chief Financial Officer. We entered into employment agreements with these key officers which include secrecy, non-competition and other customary provisions.

If Messrs. Throgmartin, May or Van der Wiel cease to be active in the management of our business or decide to join a competitor or otherwise compete directly or indirectly with us, our business and operations could be harmed, and we could have difficulty in implementing our strategy, which may result in reduced net sales, operating margins and profitability.

If our third-party delivery service is unable to meet our promised delivery schedule, our net sales may decline due to a decline in customer satisfaction.

We offer same-day delivery of virtually all of the products we sell. A majority of our deliveries is outsourced to a third-party delivery service. Our third-party delivery service is subject to risks that are beyond our control. If our products are not delivered to our customers on time, our customers may cancel their orders or we may lose business from these customers in the future. As a result, our net sales and profitability may decline.

Changes in trade regulations, currency fluctuations and other factors beyond our control could negatively affect our net sales, profitability and competitive position.

A significant portion of our inventory is manufactured outside the United States. Changes in trade regulations, currency fluctuations, economic or political instability, natural disasters, public health emergencies and other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on our cost of goods, or may force us to increase prices, thereby adversely impacting net sales and profitability. Conversely, significant reductions in the cost of these items in U.S. dollars may cause a significant reduction in the retail prices of those products, enabling price competition that adversely impacts net sales and profitability, as well as our competitive position.

Any failure of our information technology infrastructure, or any delay or problem with the upgrading of our existing management information system, could cause a disruption in our business and increase costs.

Our ability to operate our business from day to day largely depends on the efficient operation of our management information system. We use our management information system to conduct our operations and for critical corporate and business planning functions, including store operations, sales management, merchandising, marketing, supply chain and inventory management, financial reporting and accounting, delivery and other customer services and various administrative functions. Any failure that is not covered by our disaster recovery plan could cause an interruption in our operations and adversely affect our financial results. Our existing computer hardware platform, upon which several key business software applications reside, will no longer be supported by the manufacturer after December 31, 2008. We have commenced a plan to migrate these key software applications to a new operating system and hardware platform prior to December 31, 2008. Our current estimate of the additional capital expenditures related to this project and certain other management information system enhancements is approximately $7 million to $10 million over the next two years. This estimate could increase if we are required to accelerate the implementation of our current migration plan. Our transition to the new operating system and hardware platform may not be completed in the expected timeframe, and may result in significant unanticipated costs.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Stores and Store Operations

Operations. We have developed a standardized system for operating our stores. The system includes customer service, scheduling, delivery and installation, procedures for inventory management, transaction processing, labor and store administration and merchandise display. Our store operations are organized into ten geographic regions. Each region is supervised by a regional manager who monitors store operations and meets regularly with store managers to discuss merchandising, new product introductions, sales promotions, customer feedback and store operating performance. A store is typically overseen by a general manager, a sales manager, an operations manager and a staff averaging 20 salespeople and ten additional support staff. Our stores are open seven days and six nights a week.

Locations. We currently lease all 79 of our stores, which are located in Ohio, Indiana, Georgia, Tennessee, Kentucky, North Carolina, South Carolina and Alabama. Our stores average approximately 34,000 square feet. We also lease our corporate headquarters which is located in Indianapolis, Indiana. Our corporate headquarters includes a store, corporate training center, central distribution and warehousing facility, and corporate call center.

The following table sets forth our store name and opening date grouped by our geographic regions:

Location	Opening Date	Location	Opening Date
Central Indiana:		Columbus:
Indianapolis North	January 1990	Taylor Park(1)	July 1999
Indianapolis West	September 1993	Chillicothe	July 1999
Indianapolis East	November 1994	Newark	July 1999
Terre Haute	March 1997	West Broad	July 1999
Indianapolis South	September 1997	Zanesville	July 1999
Avon	July 2001	Sawmill	October 2000
		Easton	November 2005
Northern Indiana:		Blacklick	January 2007
Ft. Wayne	November 1993
Anderson	May 1994	Cleveland:
Muncie	May 1994	Canton	October 2001
Lafayette	June 1994	Mentor	October 2001
Kokomo	June 1998	North Randall	October 2001
Richmond	October 1999	Parma	October 2001
Noblesville	July 2006	Chapel Hill	June 2002
		Fairlawn	October 2002
Nashville:		North Olmsted	July 2006
Thompson Lane	April 1984
Hickory Hollow	August 1987	Atlanta:
Bowling Green(1)	June 1990	Kennesaw	March 2003
Clarksville	August 1995	Southlake	March 2003
Rivergate	December 1997	Fayetteville	April 2003
Cool Springs	November 2000	Gwinnett	April 2003
Murfreesboro	July 2004	Stonecrest	April 2003
Huntsville, AL(2)	October 2004	Douglasville	September 2003
Knoxville (Turkey Creek), TN(2)	May 2006	Mall of Georgia	October 2003
Knoxville (Northwest Crossing), TN(2)	June 2006	Smyrna	October 2003
		Alpharetta	October 2004
Louisville/Lexington:		Newnan	October 2004
Clarksville	August 1995	Columbus	November 2004
Louisville	November 1996	Macon	September 2006
Bloomington	October 1998	Augusta	February 2007
Outer Loop	October 2002
Lexington	June 2003	Charlotte:
		Concord	April 2005
Cincinnati/Dayton:		Matthews	April 2005
Colerain	February 1999	Pineville	June 2005
Eastgate	February 1999	Greenville	July 2005
Florence	February 1999	Harbison	October 2005
Fields Ertel	March 1999	Sandhill	October 2005
Western Hill	March 1999	Anderson, SC(4)	October 2005
Hamilton(3)	May 1999	Northlake Village	November 2005
Beavercreek	April 2001	Hickory, NC(4)	November 2006
Dayton Mall	October 2001	Gastonia, NC(4)	January 2007
Piqua	June 2002
Tri County	October 2002	Birmingham:
		Montgomery	October 2006
		Hoover	April 2007
		Trussville	April 2007

(1)	Relocated in September 2005.
(2)	Our Huntsville, AL and two Knoxville, TN stores are served by our Nashville distribution center and, consequently, are included in the Nashville market.
(3)	Relocated in August 2006.
(4)	Our Anderson, SC, Hickory, NC and Gastonia, NC stores are served by our Charlotte, NC distribution center and, consequently, are included in the Charlotte market.

Market and Site Selection. We target markets that meet our demographic and competitive criteria, including areas that demonstrate above average economic growth and household incomes, home ownership rates, growth in new housing starts and remodeling activity. Our target markets typically include most or all of our major competitors. When considering new sites, we analyze total store and market potential and advertising and occupancy costs for a market, as well as proximity to distribution facilities. Within our markets, we open or acquire our stores in power centers or freestanding locations in high traffic areas, usually near our major competitors. Primary site evaluation criteria include total sales volume potential, co-tenancies, traffic patterns, visibility, access, parking availability and occupancy costs. We initially open multiple stores in a new market and add stores to the market over time to increase market share. We plan to continue to open or acquire stores in new and existing markets. Our expansion plans include entering the Raleigh/Durham and Birmingham markets during fiscal 2008 and the highly attractive Florida market beginning in fiscal 2009.

Store Development. Since 1999, we have successfully entered seven new major markets, most recently in Atlanta, Charlotte, Knoxville and Birmingham, and intend to accelerate our new store opening program. Historically, we have been able to locate and open stores profitably in a wide variety of trade areas by negotiating lease terms that we believe are favorable. Approximately 12 to 18 months are required for site approval, lease negotiation, property build out, the hiring and training of associates and the stocking of inventory before the opening of a store. This timeframe can be reduced to 6 to 12 months when no new property build-out is required.

We generally lease new stores through build-to-suit arrangements, whereby a landlord develops a building shell for long-term rental to us. This strategy significantly reduces our capital outlay for new store construction by limiting our capital outlay to furniture, fixtures and equipment. Additionally, we occasionally execute a sale and leaseback on stores not developed through a build-to-suit program. Through this sale and leaseback process, in which the land, building and/or leasehold improvements are sold to a third party and leased back to us on a single tenant basis, much of the construction cost associated with a new store can be deferred and recognized over a long-term rental period, which is generally 10 to 15 years.

ITEM 3.	Legal Proceedings.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2007 we had approximately four holders of our 28,491,600 shares of common stock. There is no established public trading market for our common stock.

No dividends were issued to stockholders for the year ended March 31, 2007. Our board of directors does not anticipate declaring any dividends in the foreseeable future. The terms of our credit facility place restrictions on the Company’s ability to pay dividends and otherwise transfer assets to the stockholders.

The following table summarizes our equity compensation plans as of March 31, 2007:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warranties and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by securities holders	4,024,000	(1)	$6.78	—
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	4,024,000		$6.78	—

(1)	Consists of options issued pursuant to our 2005 Stock Option Plan.

During fiscal 2007, we issued and sold the following unregistered securities:

On September 8, 2006, Gregg Appliances granted options to purchase a total of 406,000 shares of its common stock, with an exercise price of $5.85 per share in reliance on Rule 701 under the Securities Act. Since the date of grant, no options have been exercised. All options vest over a three-year period in equal installments beginning on the first anniversary of the date of grant. There were no underwriters employed in connection with this transaction.

On February 14, 2007, Gregg Appliances granted options to purchase a total of 72,000 shares of its common stock, with an exercise price of $7.50 per share in reliance on Rule 701 under the Securities Act. Since the date of grant, no options have been exercised. All options vest over a three-year period in equal installments beginning on the first anniversary of the date of grant. There were no underwriters employed in connection with this transaction.

ITEM 6.	Selected Financial Data.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

The following table sets forth our selected historical consolidated financial data and store operating information as of the dates and for the periods indicated. The selected historical consolidated statement of income and balance sheet data as of and for each of the fiscal years ended March 31, 2003, 2004, 2005, 2006 and 2007 are derived from, and are qualified in their entirety by, our historical audited consolidated financial statements. For the fiscal years ended March 31, 2003, 2004 and for a portion of the fiscal year ended March 31, 2005, we were required, pursuant to GAAP, to consolidate certain variable interest entities controlled by a former director and principal stockholder or members of his immediate family, from which we lease certain real property and our corporate airplane. Effective at the closing of our recapitalization on February 3, 2005, we were no longer required to consolidate the variable interest entities for accounting purposes. Thus the financial information for the period following the closing of the recapitalization does not include these entities. Historical results are not necessarily indicative of the results to be expected in the future. You should read the following data together with “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the related notes. In the following tables (including the footnotes thereto), dollars are in thousands, except per share data, store data and as otherwise indicated.

	Fiscal Year Ended March 31,
	2003	2004	2005	2006	2007
Statement of Income Data:
Net sales	$617,402	$753,156	$803,199	$900,424	$1,059,428
Cost of goods sold	422,862	513,408	548,105	616,512	730,696

Gross profit	194,540	239,748	255,094	283,912	328,732
Selling, general and administrative expenses	141,619	175,034	184,224	209,484	228,920
Net advertising expense	25,269	33,243	35,678	41,660	43,996
Stock-based compensation(1)	—	2,390	9,277	—	—
Gain on transfer of extended maintenance obligations(2)	—	—	—	(27,850)	—
Restructuring and asset impairment charges(3)	—	—	—	1,009	1,997

Income from operations	27,652	29,081	25,915	59,609	53,819

Other expense (income):
Interest expense	1,311	1,052	3,866	19,000	17,464
Interest income	(444)	(278)	(977)	(231)	(243)
Gain related to early extinguishment of debt	—	—	—	(39)	1,403
Recapitalization transaction costs	—	—	4,745	—	—
Minority interest	484	99	3,813	—	—

Total other expense	1,351	873	11,447	18,730	18,624

Income before income taxes and cumulative effect of accounting change	26,301	28,208	14,468	40,879	35,195
Income tax expense (benefit)(4)	—	—	(14,780)	18,664	13,837

Income before cumulative effect of accounting change	26,301	28,208	29,248	22,215	21,358
Cumulative effect of change in accounting principle(5)	(1,313)	—	—	—	—

Net income	$24,988	$28,208	$29,248	$22,215	$21,358

	Fiscal Year Ended March 31,
	2003	2004	2005	2006	2007

Other Data:
Capital expenditures	25,194	15,546	15,212	19,046	19,492

Store Data:
Number of stores, end of period	48	54	58	67	77
Total store square footage (in thousands)	1,624	1,862	2,009	2,333	2,651
Net sales per store (in thousands)(6)	$13,438	$13,897	$14,005	$14,074	$14,642
Net sales per square foot(7)	$388	$397	$404	$405	$420
Comparable store sales(8)	(5.5)%	1.3%	0.4%	1.7%	5.5%
Inventory turnover(9)	6.1x	6.8x	7.3x	7.0x	6.9x

Balance Sheet Data (at end of period):
Cash and cash equivalents	$9,151	$8,648	$8,642	$2,301	$1,498
Total assets	176,581	177,767	293,104	283,764	290,525
Total debt	15,226	15,383	182,285	178,242	134,459
Minority interest	10,523	16,478	—	—	—
Stockholders’ equity (deficit)	26,802	25,589	(32,847)	(5,154)	16,293

(1)	Stock-based compensation expense for fiscal 2004 and 2005 represents compensation expense related to stock issued in exchange for a nonrecourse note and stock appreciation rights representing variable awards to our employees under our previous stock appreciation right and option programs which were terminated at the time of the recapitalization. Stock compensation expense for the fiscal year ended March 31, 2007 represents compensation expense of share-based payment awards in accordance with the provisions of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS 123R) and thus is recorded in selling, general and administrative expenses.
(2)	Prior to October 2005, we sold third-party extended service plans, or ESPs, on appliances and sold our own self-insured ESPs on electronics. We also maintained a service and repair network to service the electronics ESPs we sold and to do repair work on behalf of certain electronics manufacturers for manufacturer warranty claims. In October 2005, we began outsourcing our self-insured electronics warranties and exited the product service business to remove exposure to warranty liabilities and reduce the costs and complexity associated with product service and repair. The gain reflects the transfer of our existing extended service plan liabilities on electronics to General Electric Company, or GE, the party that serviced our appliance warranties less the payment made to GE.
(3)	For fiscal 2006, this amount represents the restructuring charges related to the outsourcing of our product service and repair offerings. For fiscal 2007, this amount represents the goodwill impairment charge associated with the acquisition of a single-store builder appliance supplier. Please refer to footnote 16 of the notes to our audited financial statements included elsewhere herein for a discussion of the acquisition.
(4)	For all periods prior to the recapitalization, we operated as an S corporation and were not subject to U.S. federal and certain state income taxes. Upon the closing of the recapitalization, we became subject to U.S. federal and certain state and local income taxes applicable to C corporations.

(5)	In fiscal 2003, we recorded a cumulative effect adjustment of $1.3 million resulting from vendor consideration initially recognized in fiscal 2002 that is recorded as a reduction in inventory cost (rather than as a reduction in advertising expense) under Emerging Issues Task Force (EITF) Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor.
(6)	Net sales per store is calculated by dividing net sales for the trailing 12-month period, as adjusted to exclude service revenues, for stores open the entire period by the number of stores open the entire period. Net sales excludes service revenues of $10,679, $11,507, $13,670, $7,443 and $0 for fiscal 2003, 2004, 2005, 2006 and 2007, respectively.
(7)	Net sales per square foot is calculated by dividing net sales for the trailing 12-month period, as adjusted to exclude service revenues, for stores open the entire period by the total square feet for those stores. Net sales excludes service revenues of $10,679, $11,507, $13,670, $7,443 and $0 for fiscal 2003, 2004, 2005, 2006 and 2007, respectively.
(8)	Comprised of net sales at stores operating for at least 14 full months, including remodeled and relocated locations and our website.
(9)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the trailing 12-month period by the average of the beginning and ending inventory for that period.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion and analysis of our financial condition and results of operations in conjunction with our “Selected Historical Consolidated Financial and Other Data,” and our consolidated financial statements and the related notes appearing elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Our Recapitalization

We consummated a recapitalization on February 3, 2005 to provide liquidity for certain existing stockholders and to help us achieve our long-term growth objectives by partnering with a private equity firm with expertise in assisting retail companies to execute their growth strategies and to provide us with access to additional capital if required to support our growth. In the recapitalization, our management stockholders retained substantial equity in our business and our non-management stockholders sold all of their equity, which facilitated a concurrent investment by Freeman Spogli & Co., or Freeman Spogli, in our Company. As part of the recapitalization, a wholly owned subsidiary of Gregg Investment Corporation, LLC, or GIC, an entity formed by an affiliate of Freeman Spogli, merged with and into our Company and GIC acquired $111.2 million of our equity. Our equity holders at the time of the recapitalization received consideration of approximately $286.4 million. As part of the consideration, we issued to certain of our stockholders $25.0 million principal amount of junior notes. Three of our management stockholders retained a portion of our common stock held by them before the recapitalization.

Immediately following the consummation of our recapitalization on February 3, 2005, GIC owned 80.01% of our outstanding common stock and the remaining 19.99% of our common stock was held by three of our management stockholders. GIC and our former stockholders made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, or the Code, to treat the recapitalization as an asset purchase for tax purposes. This has the effect of increasing the tax basis of our assets and thereby lowering our cash taxes. In accordance with Emerging Issues Task Force, or EITF, 94-10, Accounting by a Company for the Income Tax Effect of Transactions among or with Its Shareholders, under Financial Accounting Standards Board, or FASB Statement No. 109, the tax benefit of the recapitalization transaction was recorded as an equity transaction. The total deferred taxes set up at February 3, 2005 as a result of these transactions were $115.5 million. For all periods prior to our recapitalization we operated as an S corporation for U.S. federal and state income tax purposes, which means that our taxable income was taxed at the stockholder level rather than at the corporate level.

Following the recapitalization, we no longer qualify as an S corporation, and we are now subject to U.S. federal and certain state and local income taxes applicable to C corporations. In addition, as a result of the accounting treatment for the recapitalization, our stockholders’ equity account initially became negative because the payments to our stockholders whose shares of our capital stock were redeemed in the recapitalization (converted to cash in the merger) reduced retained earnings.

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

Effective upon the closing of the recapitalization, we were no longer required to consolidate these entities because we were no longer under common control with them and there was no longer an implicit guarantee.

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

As a result of the consolidation of the related party entities, our historical consolidated statements of income prior to the recapitalization reflected:

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

For a more complete description of the impact of the adoption of FIN 46R on our historical consolidated financial statements, see notes 1(s) and 10 to the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the table of selected statement of income data for our company in “Results of Operations.”

Overview

We are a specialty retailer of consumer electronics, appliances, accessories and related services operating under the names hhgregg® and Fine Lines® in Ohio, Indiana, Georgia, Tennessee, Kentucky, North Carolina, South Carolina and Alabama.

This overview section is divided into five sub-sections discussing our operating strategy and performance, store development strategy, outsourcing of extended service plans and exit from product service business, industry and economic factors and material trends and uncertainties.

Operating Strategy and Performance. We focus the majority of our floor space, advertising expense and distribution infrastructure on the marketing, delivery and installation of a wide selection of premium video and appliance products. We display over 100 models of flat panel televisions and 400 major appliances in our stores with an especially broad assortment of models in the middle- to upper-end of product price ranges. Video and appliance net sales comprised 83%, 85% and 87% of our net sales mix in fiscal 2005, 2006 and 2007, respectively.

Net sales mix and comparable store sales percentage changes by product category for fiscal 2006 and 2007 were as follows:

	Net Sales Mix Summary		Comparable Store Sales Summary
	Fiscal Year Ended		Fiscal Year Ended
	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
Video	44%	47%	(0.1)%	9.3%
Appliances	41%	40%	3.9%	3.5%
Other (1)	15%	13%	1.0%	(0.6)%

Total	100%	100%	1.7%	5.5%

(1)	Primarily consists of audio, personal electronics, mattresses and computer notebooks.

Our 5.5% comparable store sales increase for fiscal 2007 reflects a higher average selling price driven by continued increases in sales of higher-ticket items in video and major appliances and mattresses. Our video sales performance was fueled by triple-digit flat panel television sales growth, particularly in larger screen sizes, outpacing the double-digit sales decline in projection and tube televisions. Our appliance product category growth reflected continuing, increased demand for high-efficiency, major appliances, particularly in the laundry, dishwasher and cooking sub-categories. The comparable store sales decline in our other product category was primarily due to declines in personal electronics, largely offset by the company-wide roll-out of mattresses in the early part of fiscal 2007.

We strive to differentiate ourselves through our customer purchase experience starting with a highly-trained, consultative commissioned sales force which educates our customers on the features and benefits of our products, followed by rapid product delivery and installation, and ending with helpful post-sales support services. We carefully monitor our competition to ensure that our prices are competitive in the market place. Our experience has been that informed customers often choose to buy a more heavily-featured product once they understand the applicability and benefits of its features. Heavily-featured products typically carry higher average selling prices and higher margins than less-featured, entry-level price point products. Our gross profit margin, defined as net sales less the related cost of goods sold expressed as a percentage of sales, has exceeded 31% for the past three fiscal years and has been driven by this enhanced sales mix.

The following table summarizes certain operating data that we believe are important to an understanding of the efficiency of our operating model:

	Fiscal Year Ended March 31,
	2005		2006		2007
Inventory turnover (1)	7.3	x	7.0	x	6.9	x
Working capital (as a percentage of sales) (2)	3.2%		1.9%		1.5%
Net capital expenditures (as a percentage of sales) (3)	1.9%		2.1%		1.2%

(1)	Inventory turnover for the specified period is calculated by dividing our cost of goods sold for the fiscal year by the average of the beginning and ending inventory for that period.
(2)	Working capital is calculated by dividing current assets excluding cash, deposits and the current portion of deferred income taxes by current liabilities excluding current deferred revenue on extended maintenance agreements as of the end of the respective fiscal year-end. Working capital, as defined, is divided by net sales for the respective fiscal year.
(3)	Represents capital expenditures less proceeds from sale and leaseback transactions, expressed as a percentage of sales.

We focus on leveraging our semi-fixed expenditures in advertising, distribution and regional management through closely managing our inventory, working capital and store development expenditures. Our inventory has averaged 7.1 turns per year over the past three fiscal years. Our working capital has averaged 2.1%, expressed as a percentage of sales, over the past three fiscal years. Our capital expenditures have averaged 1.7%, measured as a percentage of sales, over the past three fiscal years. These factors, combined with our strong store-level profitability, have contributed to the generation of significant free cash flow over the past two fiscal years. This has enabled us to rapidly de-leverage our balance sheet and internally fund our store growth.

Store Development Strategy. Over the past several years, we have adhered closely to a development strategy of adding stores to metropolitan markets in clusters to achieve rapid market share penetration and more efficiently leverage our distribution network, advertising and regional management costs. Our expansion plans include looking for new markets where we believe there is significant underlying demand for stores, typically in areas that demonstrate above-average economic growth, strong household incomes and growth in new housing starts and/or remodeling activity. Our markets typically include most or all of our major competitors. We plan to continue to follow our approach of building store density in each major market and distribution area, which in the past has helped us to improve our market share and realize operating efficiencies.

During fiscal 2007, we opened seven of ten new stores in existing markets which helped to significantly leverage our advertising and distribution costs in those markets. In fiscal 2008, we plan to open approximately 13 to 15 new stores primarily by entering new markets in Raleigh/Durham and Birmingham. We plan to enter the Florida market in fiscal 2009, providing us with significant store growth opportunities in the future. We do not expect to enjoy the same favorable leveraging impact in the next two fiscal years as our growth plans are heavily weighted towards new, rather than existing markets.

Outsourcing of ESPs and Exit from Product Service Business. In October 2005, we made a change to our operating model by completing the outsourcing of virtually all of our extended service plans, or ESPs, and our product service and repair offerings. Prior to October 2005, we sold third-party ESPs on appliances and sold our own self-insured ESPs on electronics. We also maintained a service and repair network to service the electronics ESPs we sold and to do repair work on behalf of certain electronics manufacturers for manufacturer warrantee claims. In October 2005, we began outsourcing our self-insured electronics warranties and exited the product service business to remove exposure to warranty liabilities and reduce the escalating costs and complexity associated with product service and repair. We transferred our existing extended service plan liabilities on electronics to a third party that serviced our appliance warranties. We paid the third party approximately $21.5 million to assume these obligations and recognized a pre-tax net gain of approximately $27.9 million for the elimination of the obligations, which reflected the net liabilities transferred to the third party less the $21.5 million payment to that party. We also incurred a restructuring and asset impairment charge of $2.4 million during fiscal 2006 related to exiting the service business.

This transfer allowed us to recognize the sale of ESPs and the related expense at the time of the sale of a product rather than deferring the revenue associated with the sale and amortizing the direct selling costs, including commissions, over the term of the service agreement. Upon the transfer, we no longer recognized revenue or expenses related to ESPs sold in prior periods and no longer had any liability for ESPs. We also no longer received revenue from manufacturers for performing service and repair on their behalf and no longer incurred any related costs. The comprehensive impact to our results of operations following this transfer spread over fiscal 2006 and 2007 was to improve our operating income margin, specifically comprised of a reduction in gross margin percent, offset by an even greater, corresponding reduction in selling, general and administrative margin.

Industry and Economic Factors. Both the consumer electronics and home appliance industries have experienced attractive growth rates over the past several years, driven by product innovations and introductions particularly in the premium segment that we target. Our average selling prices for major appliances have increased for the last three fiscal years in part due to innovations in high-efficiency laundry and three-door refrigeration. This trend has added stability to our sales performance relative to our consumer electronics-focused competitors.

The consumer electronics industry depends on new products to drive sales and profitability. Innovative, heavily-featured products are typically introduced at relatively high price points, which are then gradually reduced to drive consumption. For example, as prices for digital flat-panel television products fall below the $3,000 range, more of our customers purchase them, with the result that the average unit selling price of the video products we carry and the quantity we sell have risen in each of the last three fiscal years. We do not expect this trend to materially change for the foreseeable future.

According to the CEA, sales of consumer electronics are expected to remain strong, growing by 6.5% in 2007 due to the continued adoption of digital and more portable products along with continuing trends of price declines for higher-ticket items, such as flat panel televisions. Display Search, a wholly-owned subsidiary of the CEA, projects digital television sales to grow at a compound annual growth rate of 12.7% through 2010, in part due to the FCC mandate that all televisions incorporate a digital tuner by 2009.

The Association of Home Appliance Manufacturers, or AHAM, is currently projecting a 2.6% increase in shipments of major appliances including washers, dryers, dishwashers, refrigerators, freezers and ranges in calendar 2007 to 47.8 million units. We believe that form and aesthetics have become an increasingly important factor in major appliance purchase decisions. Accordingly, the rise in average unit selling prices of major appliances that we have benefited from for the past three fiscal years is not expected to change dramatically for the foreseeable future.

Material Trends and Uncertainties. The innovation in certain consumer electronic product categories, such as DVD players, camcorders and audio products, has not been sufficient to maintain average selling prices. These mature products have become commoditized and have experienced price declines and reduced margins. As certain of our products become commodities, we focus on selling the next generation of these affected products, carefully managing the depth and breadth of commoditized products that we offer and introducing all-together new product lines which are complementary to our existing product mix.

There has been price compression in flat panel televisions for equivalent screen sizes over the past several years. As with similar product life cycle experiences with console televisions, VHS recorders and large-screen projection televisions, we have responded to this risk by shifting our sales mix to focus on newer, higher-margin items such as 1080p and 120hz technologies, (two technological developments that enhance display quality) larger screen sizes and, in certain circumstances, increasing our unit sales at a rate greater than the decline in product prices.

There has been a decline in new housing starts in the past year. Nonetheless, according to Home Furnishings News, U.S. consumer spending on major appliances reached $19.5 billion in calendar 2006, representing an increase of 7.1% over calendar 2005. Through the three months ended March 31, 2007, according to AHAM, there has been a 9.5% decline in year-over-year unit shipments of major appliances. A significant portion of the unit shipment declines have been borne by the manufacturers who sell to the largest homebuilders directly. We have, as in past housing downturns, attempted to carefully manage our assortment ensuring that it is tailored toward middle- to upper-price point appliances which have, in our experience, been less impacted by these downturns. As a result, our appliance product category had a 9.3% comparable store sales increase during the three months ending March 31, 2007.

Outlook

Over the last four years we have grown our net sales at a compound annual rate of approximately 12%. With our expectations to grow our store count at a compound annual rate of approximately 15% to 18% over the next several years, combined with moderate comparable store sales growth levels similar to our long-term historical trends, we expect long-term net sales growth to exceed historical performance.

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

Self-Insured Liabilities. We are self-insured for certain losses related to workers’ compensation, general liability, motor vehicle and health insurance. We obtain third-party insurance coverage to limit our exposure to certain of these claims. When estimating our self-insurance liabilities, we consider a number of factors, including historical claims experience, loss estimates and information provided by third-party administrators. We periodically review our assumptions, estimates and the information provided by third-party administrators to determine the adequacy of our reserves for our self-insured liabilities. Our reserves for self-insurance were $4.1 million and $5.1 million as of March 31, 2006 and 2007, respectively.

Stock-based Compensation. On April 1, 2006 we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). As we are considered a nonpublic entity, as defined in SFAS 123R, that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123), we were required to apply the prospective transition method at the date of adoption. Under this transition method, we apply SFAS 123R to any new awards and to any awards modified, repurchased or cancelled since April 1, 2006. For all awards outstanding on March 31, 2006, we continue to apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. Under the provisions of SFAS No. 123R, we will not provide pro forma disclosures for outstanding awards accounted for under the intrinsic value method. In accordance with APB Opinion No. 25, we did not recognize compensation expense in connection with employee stock option grants upon adoption because stock options, granted prior to April 1, 2006 were granted at exercise prices equal to or greater than the fair value of the common stock at the date of grant.

The calculation of share-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant elements in the Black-Scholes option pricing model: expected volatility and expected term. We use an independent valuation advisor to assist us in projecting expected stock price volatility. We also consider both the historical volatility of our peer group’s stock price as well as implied volatilities from exchange-traded options on our peer group’s stock in accordance with Staff Accounting Bulletin No. 107 (SAB 107). Our expected term represents the period that our stock options are expected to be outstanding and is determined using the simplified method described in SAB 107. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 6 to the consolidated financial statements for a further discussion on stock-based compensation.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. We are subject to U.S. federal and certain state and local income taxes applicable to C corporations. We use significant estimates that require management’s judgment in calculating our provision for income taxes. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment and ensuring that the deferred tax asset valuation allowance is adjusted as appropriate.

Description of Certain Line Items

The following is a description of additional components of certain line items from our consolidated financial statements:

Net Sales. Net sales consists of gross revenues from sales of products, delivery and installation and other services, net of promotions, rebates and discounts. Net sales also include revenues from sales of our extended service plans, or ESPs. In October 2005, a third party assumed our obligations related to our previously sold ESPs. See note 15 to our audited consolidated financial statements for further discussion of the transaction related to our ESPs. When we were the primary obligor on the ESP, we recognized revenue from the sale of the ESP ratably over the life of the contract. When the primary obligor on the ESP is a third party, we recognize commission revenue from the sale of the ESP at the time of sale, net of the portion paid to the third-party obligor.

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

Selling, General & Administrative Expenses (SG&A). SG&A includes the majority of our costs (other than cost of goods sold, net advertising expense, stock-based compensation (in accordance with APB Opinion No. 25), gain on transfer of extended maintenance obligations, restructuring and asset impairment charges, interest and loss (gain) related to early extinguishment of debt) including wages, rent, depreciation and amortization, taxes (other than income taxes), insurance, utilities, delivery costs, distribution costs, service expense, repairs and maintenance of stores and equipment, stock-based compensation (in accordance with SFAS No. 123R) and other general administrative expenses.

Net Advertising Expense. Net advertising expense consists of advertising costs as incurred reduced by payments received from vendors under cooperative advertising.

Stock-based Compensation. Stock-based compensation reflects all compensation expense associated with the issuance of stock options and stock appreciation rights as discussed in note 6 to our audited consolidated financial statements in accordance with APB Opinion No. 25. As noted above, stock-based compensation in accordance with SFAS No. 123R is included in SG&A.

Gain on Transfer of Extended Maintenance Obligations. Gain on transfer of extended maintenance obligations reflects the net liabilities transferred less payments made to a third party to transfer our extended maintenance obligations.

Restructuring and Asset Impairment Charges. In fiscal 2006, restructuring and asset impairment charges consist of charges associated with our decision to outsource our product service and repair offerings. These charges reflect fair market adjustments to the carrying value of long-lived assets, primarily comprised of vehicles and equipment, and severance related charges in relation to certain eliminated positions. In fiscal 2007, restructuring and asset impairment charges relate to goodwill impairment associated with the acquisition of a single-store builder appliance supplier.

Other Expense (Income). Other expense (income) includes interest expense, interest income, loss (gain) related to early extinguishment of debt, recapitalization transaction costs, and minority interest.

Results of Operations

Summary of Key Operating Trends for our Company on a De-consolidated Basis. As discussed in “Consolidation of Certain Related Party Entities,” we were required, pursuant to GAAP, to consolidate certain variable interest entities controlled by a former director and principal stockholder of ours or members of his immediate family prior to our recapitalization on February 3, 2005. Following the recapitalization, we were no longer required to consolidate these related party entities for accounting purposes because these entities were no longer under common control and there was no longer an implicit guarantee. As a result of the consolidation of the related party entities, our accompanying consolidated statements of income are not comparable. A detailed description of these related party transactions can be found in “Certain Relationships and Related Party Transactions”. The following condensed statements of income for the years ended March 31, 2005, 2006 and 2007 have been presented on a consolidated basis, as well as on a de-consolidated basis, for comparative purposes.

Certain Operating Information

The following table reflects our operating results on a consolidated basis including the variable interest entities for the years and periods indicated as a percentage of net sales.

	Fiscal Year Ended March 31,
	2005	2006	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.2	68.5	69.0

Gross profit	31.8	31.5	31.0
Selling, general and administrative expenses	22.9	23.3	21.6
Net advertising expense	4.4	4.6	4.2
Stock-based compensation	1.2	—	—
Gain on transfer of extended maintenance obligations	—	(3.1)	—
Restructuring and asset impairment charges	—	0.1	0.2

Income from operations	3.2	6.6	5.1
Other expense	1.4	2.1	1.8
Income tax expense (benefit)	(1.8)	2.1	1.3

Net income	3.6%	2.5%	2.0%

Certain percentage amounts do not sum to total due to rounding.

The following table reflects our operating results on a de-consolidated basis excluding the variable interest entities for the years and periods indicated as a percentage of net sales.

	Fiscal Year Ended March 31,
	2005	2006	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.2	68.5	69.0

Gross profit	31.8	31.5	31.0
Selling, general and administrative expenses	23.5	23.3	21.6
Net advertising expense	4.4	4.6	4.2
Stock-based compensation	1.2	—	—
Gain on transfer of extended maintenance obligations	—	(3.1)	—
Restructuring and asset impairment charges	—	0.1	0.2

Income from operations	2.7	6.6	5.1
Other expense	0.9	2.1	1.8
Income tax expense (benefit)	(1.8)	2.1	1.3

Net income	3.6%	2.5%	2.0%

Certain percentage amounts do not sum to total due to rounding.

The following table sets forth our selected historical de-consolidated statement of income data for the years and periods indicated (dollars are in thousands).

	Fiscal Year Ended March 31,
	2005	2006	2007
Net sales	$803,199	$900,424	$1,059,428
Cost of goods sold	548,105	616,512	730,696

Gross profit	255,094	283,912	328,732
Selling, general and administrative expenses	188,469	209,484	228,920
Net advertising expense	35,678	41,660	43,996
Stock-based compensation	9,277	—	—
Gain on transfer of extended maintenance obligations	—	(27,850)	—
Restructuring and asset impairment charges	—	1,009	1,997

Income from operations	21,670	59,609	53,819
Other expense	7,202	18,730	18,624
Income tax expense (benefit)	(14,780)	18,664	13,837

Net income	$29,248	$22,215	$21,358

Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

Net Sales. Net sales in fiscal 2007 increased by $159.0 million, or 17.7% to $1,059.4 million from $900.4 million for fiscal 2006. This increase in sales was primarily attributable to the addition of ten stores and a 5.5% increase in comparable stores sales during fiscal 2007. The comparable store sales performance was driven by gains in video, major appliances and mattresses. Video sales performance was driven by flat panel television sales growth outpacing the sales decline in projection and tube televisions.

Gross Profit. As a percentage of sales, our gross profit margin declined by 0.5% to 31.0% for fiscal 2007 from 31.5% for fiscal 2006. The decline in gross profit, as a percentage of sales, was primarily attributable to our decision to outsource our product service and repair work to a third-party provider as well as to sell third-party extended service plans along with the related change in ESP revenue recognition associated with these changes. This decline was more than offset by corresponding improvements in our SG&A expense measured as a percentage of sales.

Selling, General and Administrative Expenses (SG&A). As a percentage of sales, SG&A expenses decreased by 1.7%, to 21.6% for fiscal 2007 from 23.3% for fiscal 2006. The decrease in SG&A expense as a percentage of sales was primarily attributable to the outsourcing of our product service and repair work to a third-party provider and our decision to sell third-party extended service plans last year, as well as the leveraging effect of our sales growth across many SG&A categories.

Net Advertising Expense. As a percentage of sales, net advertising expense decreased by 0.4%, to 4.2% for fiscal 2007 from 4.6% for fiscal 2006. The decrease in net advertising expense was primarily due to a reduction in gross advertising expense as a percentage of sales.

Gain on Transfer of Extended Maintenance Obligations. During fiscal 2006, in connection with our efforts to exit our product service and repair offerings, we entered into an agreement with a third party to transfer our product service obligations for previously sold extended service plans. We paid the third party $21.5 million to assume our product service obligation and recognized a $27.9 million pretax gain on the sale in fiscal 2006.

Restructuring and Asset Impairment Charges. In connection with our transition to outsource our product service and repair services, we recorded restructuring and asset impairment charges of $1.0 million during fiscal 2006 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These charges represented asset impairments of certain long-lived assets and severance and benefits costs. The severance and benefits costs resulted in a cash outlay while the asset impairments were recognized as non-cash charges to write-off certain assets. During fiscal 2007, we recognized an impairment charge of $2.0 million for goodwill related to our single-store acquisition of Builder Appliance Supply, Inc. (BAS).

Other Expense. Other expense declined by $0.1 million to $18.6 million for fiscal 2007 from $18.7 million for fiscal 2006. This decrease in other expense was primarily due to a decrease in net interest expense of $1.5 million, partially offset by a $1.4 million loss related to early extinguishment of debt representing the difference between the purchase price and the carrying value of the senior notes repurchased during fiscal 2007, along with the associated write-off of debt issuance costs.

Income Tax Expense. The decrease in income tax expense during fiscal 2007 compared to fiscal 2006 was primarily the result of a reduction in income before income taxes in the current year compared to the prior year. The decrease in our effective income tax rate from 45.7% in fiscal 2006 to 39.3% in fiscal 2007 was the result of changes in state income tax rates and apportionment in fiscal 2006 coupled with the recognition of additional state income tax credits in fiscal 2007.

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

Gross Profit. As a percentage of sales, our gross profit margin decreased by 0.3% to 31.5% in fiscal 2006 from 31.8% in fiscal 2005. The decrease in gross profit, as a percentage of sales, was primarily attributable to our decision to outsource our product service and repair work to third-party providers as well as to sell third-party ESPs.

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

Stock-Based Compensation. During fiscal 2005, we recognized stock-based compensation expense of $9.3 million related to the outstanding stock issued in exchange for a nonrecourse note and stock appreciation rights representing variable awards under Accounting Principles Board, or APB, Opinion No. 25 and related interpretations. Accordingly, stock-based compensation expense was recorded to reflect the increase in fair value of our common stock prior to our recapitalization. No stock-based compensation expense was recognized in fiscal 2006 in accordance with APB Opinion No. 25 as the stock options granted in fiscal 2006 were fixed awards and the exercise price of the stock options granted was equal to or greater than the fair value of the common stock on the date of grant.

Gain on Transfer of Extended Maintenance Obligations. In connection with our efforts to exit our product service and repair offerings, we entered into an agreement with a third party in fiscal 2006 to transfer our product service obligations for previously sold extended service plans. We paid the third party $21.5 million to assume our product service obligations and recognized a $27.9 million gain on the sale. The unrelated third party is now the obligor on virtually all of the ESPs we sell.

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

Other Expense. Other expense, including recapitalization transaction costs and minority interest, on a consolidated basis increased $7.3 million from $11.4 million in fiscal 2005 to $18.7 million in fiscal 2006. As adjusted to remove the impact of the consolidation of our variable interest entities, other expense increased $11.5 million. This increase in other expense was primarily comprised of an increase in interest expense on the notes issued in connection with our recapitalization, partially offset by $4.7 million in transaction costs in fiscal 2005 related to the recapitalization.

Income Tax Expense (Benefit). Prior to February 3, 2005, Gregg Appliances was organized as an S corporation. Accordingly, the allocable share of taxable income or loss was included in the tax returns of the stockholders and income taxes were not reflected in our consolidated financial statements. Following the recapitalization, we no longer qualify as an S corporation and are now subject to U.S. federal and certain state and local income taxes applicable to C corporations. During the year ended March 31, 2006 we recorded income tax expense of $18.7 million which was comprised of $18.6 million of deferred income tax expense, primarily the result of an increase in income before income taxes, and $0.1 million of current state tax expense. During fiscal 2005, we recorded deferred income tax assets of $115.5 million as of the date we converted from an S corporation to a C corporation, of which $16.6 million was credited to income tax benefit and $98.9 million was credited to retained earnings.

Liquidity and Capital Resources

Following the recapitalization, we are no longer required to consolidate the variable interest entities for accounting purposes. See “Consolidation of Certain Related Party Entities”. Thus, the results presented below for fiscal 2006 and fiscal 2007 are the same on both a consolidated and de-consolidated basis.

The following table presents a summary on a consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Fiscal Year Ended March 31,
	2005	2006	2007
Net cash (used in) provided by operating activities	$38,331	$(524)	$50,658
Net cash (used in) provided by investing activities	2,555	(16,143)	(15,035)
Net cash (used in) provided by financing activities	(40,892)	10,326	(36,426)

The following table presents a summary on a de-consolidated basis of our net cash (used in) provided by operating, investing and financing activities (dollars are in thousands):

	Fiscal Year Ended March 31,
	2005	2006	2007
Net cash (used in) provided by operating activities	$36,750	$(524)	$50,658
Net cash (used in) provided by investing activities	(7,646)	(16,143)	(15,035)
Net cash (used in) provided by financing activities	(28,940)	10,326	(36,426)

Our liquidity requirements arise primarily from our need to fund working capital requirements and capital expenditures.

Capital Expenditures. We make capital expenditures principally to fund our expansion strategy, which includes, among other things, investments in new stores and new distribution facilities, remodeling and relocation of existing stores, as well as information technology and other infrastructure-related projects that support our expansion. Capital expenditures were $15.2 million, $19.0 million and $19.5 million for fiscal 2005, fiscal 2006 and fiscal 2007, respectively, on both a consolidated and de-consolidated basis. The increase in capital expenditures during fiscal 2006 and 2007 is primarily attributable to a greater number of store openings during the periods and continued investments in our information systems. We opened nine new stores, acquired one new store, and relocated one store during fiscal 2007. We plan to open between 13 and 15 new stores during fiscal 2008. In addition, we plan to continue to invest in new stores, our management information system infrastructure as well as incur capital remodeling and improvement costs. We expect gross capital expenditures to range between $24 million and $26 million for fiscal 2008. Currently, we plan to execute two sale and leaseback transactions with estimated proceeds of approximately $2 million in fiscal 2008.

Cash (Used in) Provided by Operating Activities. Cash (used in) provided by operating activities primarily consists of net income as adjusted for increases or decreases in working capital and non-cash depreciation and amortization. Cash (used in) provided by operating activities was $38.3 million, $(0.5) million and $50.7 million for fiscal 2005, fiscal 2006 and fiscal 2007, respectively. As adjusted to remove the impact of our variable interest entities, cash (used in) provided by operating activities was $36.8 million, $(0.5) million and $50.7 million for the same periods. The decrease in cash flows, on a de-consolidated basis, for fiscal 2006 as compared to fiscal 2005 was primarily a result of a $21.5 million cash payment related to the transfer of our extended maintenance obligations to a third party, an increase in inventories and a decrease in net income. These items were partially offset by an increase in accounts payable. The increase in cash flows for fiscal 2007 as compared to fiscal 2006 was primarily the result of the transfer of extended maintenance obligations to a third party during fiscal 2006.

Cash (Used in) Provided by Investing Activities. Cash (used in) provided by investing activities on a consolidated basis was $2.6 million, $(16.1) million and $(15.0) million for fiscal 2005, fiscal 2006 and fiscal 2007, respectively. As adjusted to remove the impact of our variable interest entities, cash used in investing activities was $(7.6) million, $(16.1) million and $(15.0) million for the same periods. The increase for fiscal 2006 as compared to fiscal 2005, on a de-consolidated basis, was primarily due to an increase in capital expenditures, reduction of sales of property and equipment and repayment of notes receivable in fiscal 2005. The decrease for fiscal 2007 as compared to fiscal 2006 was primarily due to proceeds from sale and leaseback transactions during fiscal 2007, partially offset by cash paid for the acquisition of a single-store builder appliance supplier during fiscal 2007, proceeds on the sale of land held for sale during fiscal 2006 and the sale of a whole-life insurance policy during fiscal 2006.

Cash (Used in) Provided by Financing Activities. On a consolidated basis, financing activities (used) provided $(40.9) million, $10.3 million and $(36.4) million in cash for fiscal 2005, fiscal 2006 and fiscal 2007, respectively. On a de-consolidated basis, financing activities (used) provided $(28.9) million, $10.3 million and $(36.4) million for the same periods. The change for fiscal 2006 as compared to fiscal 2005 was primarily due to distributions to stockholders of $300.6 million in fiscal 2005, partially offset by proceeds from debt issuance, proceeds from common stock issuances, net payments on related party notes payable, payment of financing costs related to the recapitalization transaction in fiscal 2005 and an increase in book overdrafts. The change between fiscal 2006 and fiscal 2007 was primarily due to payments for the early extinguishment of debt in fiscal 2007.

Senior Notes. In connection with our recapitalization on February 3, 2005, we issued $165 million in unsecured 9% senior notes. Interest on the senior notes is payable in arrears twice a year on February 1 and August 1. The senior notes will mature on February 3, 2013. On September 1, 2005, the interest on the senior notes increased to 9.25% per annum pursuant to section 4 of the Registration Rights Agreement dated February 3, 2005 between us and the initial purchasers of the senior notes. The interest rate increase remained in effect until the Registration Statement covering the exchange offer with respect to the senior notes was declared effective by the SEC and the exchange offer was consummated. On November 4, 2005, the exchange offer was consummated and the interest rate consequently decreased to 9.0% per annum.

Through March 31, 2007, we had purchased $48.8 million of our senior notes of which $44.3 million was purchased during fiscal 2007 at a weighted-average price of 98.72% of face value. During fiscal 2007, we recorded a loss related to the early extinguishment of debt representing the difference between the purchase price and the carrying value of the senior notes, net of related capitalized debt issuance costs of $1.4 million. Subsequent to March 31, 2007, we have purchased approximately $5.0 million of additional senior notes at a weighted-average price of 108.0% of face value on the open market. On June 26, 2007, we commenced a tender offer to repurchase all of our outstanding senior notes. The offer to purchase expires on July 24, 2007.

Junior Notes. On February 3, 2005 Gregg Appliances issued to certain of our stockholders, $25.0 million in unsecured 6% junior subordinated notes based on an effective interest rate of 11%. These junior notes are subordinated to the senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior notes is payable in arrears on February 1 and August 1. The junior notes will mature on February 3, 2015. Accretion of the discount, which is included in interest expense in the accompanying consolidated statements of income, was approximately $0.5 million for the fiscal year ended March 31, 2007.

Revolving Credit Facility. We have a revolving credit agreement with a bank group for up to $75 million. The facility includes a $25 million sub-limit for letters of credit. Borrowings under the revolving credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Until the agreement was amended on January 17, 2007, we paid an annual commitment fee of 3/8% on the unused portion of the facility. Under the amended agreement the annual commitment fee was reduced to 1/4% on the unused portion of the facility.

The interest rate based on the bank’s prime rate as of March 31, 2007 was 8.0%. As of March 31, 2007, we had no borrowings outstanding under our existing credit facility and $3.0 million of letters of credit outstanding. As of March 31, 2007, the total borrowing availability under our existing credit facility was $72.0 million.

The senior notes and our existing revolving credit facility are guaranteed by our wholly owned subsidiary, HHG Distributing, LLC, which has substantially no assets or operations. The guarantee is full and unconditional.

The revolving credit agreement and senior notes indenture contain restrictions on incurring additional debt or liens, making investments, selling assets or making equity repurchases, debt prepayments and transactions with affiliates. The revolving credit agreement also contains restrictions on mergers and a financial covenant requiring maintenance of a minimum fixed charge coverage ratio if excess liquidity, as defined, falls below a certain threshold. The revolving credit agreement prohibits the payment of dividends and the senior notes indenture restricts payment of dividends unless certain conditions are met. We were in compliance with the restrictions and covenants in the debt agreements at March 31, 2007.

Long Term Liquidity. Anticipated cash flows from operations and funds available from our credit facilities, together with cash on hand, should provide sufficient funds to finance our operations for at least the next 12 months. As a normal part of our business, we consider opportunities to refinance our existing indebtedness, based on market conditions. Although we may refinance all or part of our existing indebtedness in the future, there can be no assurances that we will do so. Changes in our operating plans, lower than anticipated sales, increased expenses, acquisitions or other events may require us to seek additional debt or equity financing. There can be no guarantee that financing will be available on acceptable terms or at all. Additional debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions.

Impact of Inflation

The impact of inflation and changing prices has not been material to our revenue or net income in any of the last three fiscal years. Highly competitive market conditions and the general economic environment minimized inflation’s impact on the selling prices of our products and our expenses. In addition, price deflation and the continued commoditization of key technology products affects our ability to increase our gross profit margin.

Contractual Obligations

Our contractual obligations at March 31, 2007, were as follows (dollars are in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$230.1	$28.0	$51.7	$41.9	$108.5
Junior and senior notes	141.2	—	—	—	141.2
Interest payable on junior and senior notes	74.8	12.0	23.9	23.9	15.0

Total	$446.1	$40.0	$75.6	$65.8	$264.7

The above contractual obligation table excludes any future payments made in connection with our Non-Qualified Deferred Compensation Plan. The aggregate balance outstanding for all participants in the plan as of March 31, 2007 was approximately $3.1 million. We are unable to estimate the timing of these future payments under the plan.

We lease certain retail stores, warehouse and office space, our corporate airplane and vehicles under operating leases. Our noncancellable lease agreements expire through March 31, 2023, require various minimum annual rentals and contain certain options for renewal. Certain of these leases are with related parties, including one of our stockholders. The majority of the real estate leases require payment of property taxes, normal maintenance and insurance on the properties. Total rent expense with respect to real property was approximately $16.3 million, $21.2 million and $24.9 million in fiscal 2005, 2006 and 2007, respectively. As adjusted to add back the reduction in rent expense attributable to the consolidation of our variable interest entities, total rent expense for our real property would have been approximately $18.3 million, $21.2 million and $24.9 million in fiscal 2005, 2006 and 2007, respectively. Contingent rentals based upon sales are applicable to certain of the store leases. Contingent rent expense was approximately $0.2 million in fiscal 2005 and 2006 and $0.1 million in fiscal 2007, respectively. Total rental expense with respect to real property has increased as a result of the increase in the number of our stores.

Off Balance Sheet Items

Other than operating leases, we do not have any off balance sheet arrangements. We finance some of our development programs through sale and leaseback transactions, which involve selling stores to unrelated parties and then leasing the stores back under leases that are accounted for as operating leases in accordance with GAAP. A summary of our operating lease obligations by fiscal year is included in the “Contractual Obligations” section above. Additional information regarding our operating leases is available in “Business—Properties,” and Note 7, Leases, of the Notes to our audited consolidated financial statements, included in this Annual Report on Form 10-K.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), as amended May 2007, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. We will adopt FIN 48 effective April 1, 2007 and do not expect the adoption to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We are evaluating the impact, if any, the adoption of SFAS 157 will have on our operating income or net earnings.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact, if any, of SFAS 159 on our consolidated financial position and results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk from changes in the floating rate interest on the outstanding debt under our revolving credit facility. Interest on borrowings under our revolving credit facility is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. At March 31, 2007 the interest rate based on the bank’s prime rate was 8.0%. As of March 31, 2007, we had no cash borrowings under our revolver. A hypothetical 10% increase in the bank’s prime rate would be immaterial to our net income. We are not currently exposed to market risk from currency fluctuations as all our purchases are dollar-denominated. We do not hedge interest rate exposure. We will consider entering into interest rate swap agreements at such times as we deem appropriate.

ITEM 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GREGG APPLIANCES, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gregg Appliances, Inc.:

We have audited the accompanying consolidated balance sheets of Gregg Appliances, Inc. and subsidiaries as of March 31, 2006 and 2007, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gregg Appliances, Inc. and subsidiaries as of March 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with generally accepted accounting principles in the United States.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ KPMG

Indianapolis, Indiana

May 25, 2007, except as to note 17, which is as of June 29, 2007

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended March 31, 2005, 2006 and 2007

	2005	2006	2007
	(In thousands)
Net sales	$803,199	$900,424	$1,059,428
Cost of goods sold	548,105	616,512	730,696

Gross profit	255,094	283,912	328,732
Selling, general and administrative expenses	184,224	209,484	228,920
Net advertising expense	35,678	41,660	43,996
Stock-based compensation	9,277	—	—
Gain on transfer of extended maintenance obligations	—	(27,850)	—
Restructuring and asset impairment charges	—	1,009	1,997

Income from operations	25,915	59,609	53,819

Other expense (income):
Interest expense	3,866	19,000	17,464
Interest income	(977)	(231)	(243)
Loss (gain) related to early extinguishment of debt	—	(39)	1,403
Recapitalization transaction costs	4,745	—	—
Minority interest	3,813	—	—

Total other expense	11,447	18,730	18,624

Income before income taxes	14,468	40,879	35,195
Income tax expense (benefit)	(14,780)	18,664	13,837

Net income	$29,248	$22,215	$21,358

See accompanying notes to consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2006 and 2007

	2006	2007
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$2,301	$1,498
Accounts receivable—trade, less allowances of $181 and $409, respectively	7,024	10,641
Accounts receivable—other, less allowances of $329 and $16, respectively	8,862	11,203
Merchandise inventories	98,807	113,602
Prepaid expenses and other current assets	7,323	7,239
Deferred income taxes	1,560	1,574

Total current assets	125,877	145,757

Net property and equipment	50,986	52,129
Deferred financing costs, net	9,821	6,342
Deferred income taxes	96,522	85,891
Other	558	406

	157,887	144,768

Total assets	$283,764	$290,525

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable—third party	$3,319	$—
Accounts payable—vendors	52,011	73,973
Customer deposits	14,912	16,958
Accrued liabilities	31,949	36,325

Total current liabilities	102,191	127,256

Long-term liabilities:
Long-term debt	178,242	134,459
Other long-term liabilities	8,485	12,517

Total long-term liabilities	186,727	146,976

Total liabilities	288,918	274,232

Stockholders’ equity (deficit):
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2006 and 2007	—	—
Common stock, no par value; 105,000,000 shares authorized; 28,509,600 and 28,491,600 shares issued and outstanding as of March 31, 2006 and 2007, respectively	113,809	113,909
Accumulated deficit	(118,744)	(97,401)

	(4,935)	16,508
Note receivable for common stock	(219)	(215)

Total stockholders’ equity (deficit)	(5,154)	16,293

Total liabilities and stockholders’ equity (deficit)	$283,764	$290,525

See accompanying notes to consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended March 31, 2005, 2006 and 2007

(in thousands)

	Preferred Stock Amount	Common Stock Amount	Retained Earnings (Accumulated Deficit)	Receivable For Common Stock	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2004	$—	$9,827	$24,261	$(8,500)	$25,588
Payments received on receivable for common stock	—	—	—	8,500	8,500
Stock compensation expense	—	3,748	—	—	3,748
Issuance of common stock as part of the recapitalization	—	111,214	—	—	111,214
Transaction costs for stock issuance	—	(2,825)	—	—	(2,825)
Issuance of common stock	—	700	—	—	700
Income tax benefit due to recapitalization	—	—	98,942	—	98,942
Net income	—	—	29,248	—	29,248
Distributions to stockholders	—	(11,610)	(296,352)	—	(307,962)

Balance at March 31, 2005	$—	$111,054	$(143,901)	$—	$(32,847)
Net issuance of common stock	—	2,792	—	(238)	2,554
Adjustment of income tax benefit from recapitalization	—	—	2,947	—	2,947
Common stock repurchase	—	(37)	(5)	19	(23)
Net income	—	—	22,215	—	22,215

Balance at March 31, 2006	$—	$113,809	$(118,744)	$(219)	$(5,154)
Payments received on notes receivable for issuance of common stock from GIC	—	—	—	4	4
Stock compensation expense	—	190	—	—	190
Common stock repurchase	—	(90)	(15)	—	(105)
Net income	—	—	21,358	—	21,358

Balance at March 31, 2007	$—	$113,909	$(97,401)	$(215)	$16,293

See accompanying notes to consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended March 31, 2005, 2006 and 2007

	2005	2006	2007
	(In thousands)
Cash flows from operating activities:
Net income	$29,248	$22,215	$21,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,635	10,459	11,663
Amortization of deferred financing costs	259	1,594	1,507
Accretion of original issue discount	42	458	512
Stock-based compensation	9,277	—	190
Loss (gain) on sales of property and equipment	(3,043)	165	85
Loss (gain) on early extinguishment of debt	—	(39)	1,403
Deferred income taxes	(14,780)	18,588	10,617
Restructuring and asset impairment charges	—	1,009	1,997
Gain on transfer of extended maintenance obligations	—	(27,850)	—
Payments for transfer of extended maintenance obligations	—	(21,467)	—
Minority interest	3,813	—	—
Changes in operating assets and liabilities:
Accounts receivable—trade	(652)	(1,11)	(3,282)
Accounts receivable—other	(2,421)	103	(2,429)
Merchandise inventories	(2,784)	(21,990)	(13,378)
Prepaid expenses and other assets	(219)	(3,607)	2,424
Deferred commissions	(1,039)	472	—
Deposits	1,494	7,636	(2,069)
Accounts payable—third parties	(3,994)	3,319	(3,319)
Accounts payable—vendors	3,962	11,976	13,630
Deferred revenue on extended maintenance agreements	5,781	(2,749)	24
Customer deposits	2,724	2,350	2,046
Other accrued liabilities	727	(2,619)	4,304
Other long-term liabilities	1,301	570	3,375

Net cash provided by (used in) operating activities	38,331	(524)	50,658

Cash flows from investing activities:
Purchases of property and equipment	(15,212)	(19,046)	(19,492)
Payments on notes receivable—related parties	25,051	—	—
Advances on notes receivable—related parties	(16,551)	—	—
Proceeds on sale (purchase) of land held for sale—related parties	(963)	1,359	—
Decrease (increase) in cash surrender value of life insurance	(196)	1,096	—
Deconsolidation of cash of variable interest entities	(585)	—	—
Proceeds from sale leaseback transactions	—	—	6,433
Deposit on future sale leaseback transaction	—	—	650
Acquisition of Builder Appliance Supply, Inc.	—	—	(2,871)
Proceeds from sales of property and equipment	11,011	448	245

Net cash provided by (used in) investing activities	2,555	(16,143)	(15,035)

Cash flows from financing activities:
Net increase in book overdrafts	—	11,384	7,401
Repayments of mortgage notes payable	(7,141)	—	—
Proceeds from long-term debt	182,243	—	—
Payment related to early extinguishment of debt	—	(2,844)	(43,726)
Proceeds from notes payable—related parties	23,336	—	—
Payments on notes payable—related parties	(31,707)	—	—
Payment of financing costs	(11,256)	(645)	—
Proceeds from issuance of common stock	111,914	2,548	—
Payments for repurchase of common stock	—	(23)	(105)
Payments received on notes receivable for issuance of common stock from GIC	—	—	4
Transaction costs for stock issuance	(2,825)	(94)	—
Distributions to stockholders	(300,646)	—	—
Minority interest	(4,810)	—	—

Net cash provided by (used in) financing activities	(40,892)	10,326	(36,426)

Net decrease in cash and cash equivalents	(6)	(6,341)	(803)

Cash and cash equivalents
Beginning of year	8,648	8,642	2,301

End of year	$8,642	$2,301	$1,498

Supplemental disclosure of cash flow information:
Distribution payable for S Corp deposit	$7,318	$—	$—
Note receivable for issuance of common stock from GIC	—	219	—
Interest paid	988	16,991	16,221
Income taxes paid	—	35	97

See accompanying notes to consolidated financial statements.

GREGG APPLIANCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Description of Business

Gregg Appliances, Inc. (the Company) is a specialty retailer of consumer electronics, home appliances and related services operating under the names hhgregg® and Fine Lines®. As of March 31, 2007, the Company had 77 stores located in Alabama, Georgia, Indiana, Kentucky, North Carolina, Ohio, South Carolina and Tennessee. The Company operates in one reportable segment.

Sales for the years ended March 31, 2005, 2006, and 2007 can be categorized as follows:

	2005	2006	2007
Video	44%	44%	47%
Appliances	39	41	40
Other	17	15	13

	100%	100%	100%

The Company purchases a significant portion of its merchandise from two vendors. For the year ended March 31, 2005, two vendors accounted for 15.2% and 9.9%, respectively, of merchandise purchases. For the year ended March 31, 2006, two vendors accounted for 15.0% and 10.2%, respectively, of merchandise purchases. For the year ended March 31, 2007, two vendors accounted for 13.0% and 8.9%, respectively, of merchandise purchases.

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

Pursuant to the Agreement and Plan of Merger, GIC contributed cash of $111.2 million in equity capital to the Company and the equity holders received consideration of approximately $286.4 million. As part of the consideration, the Company issued $25.0 million principal amount of 6% junior subordinated notes with a fair value of $17.2 million to certain stockholders. The junior subordinated notes will mature on February 3, 2015 and are subordinate to all of the Company’s existing and future senior and subordinated debt. Three of the management stockholders retained a portion of the Company’s common stock held by them before the recapitalization with an aggregate value of $27.8 million, based on the valuation of the Company determined in connection with the recapitalization, and they did not receive consideration in the recapitalization with respect to the stock they retained. Following the recapitalization, GIC owns 80.01% of the Company’s common stock and the three management stockholders collectively own 19.99% of the Company’s common stock. GIC and the former stockholders made an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, to treat the recapitalization as an asset purchase for tax purposes. In accordance with Emerging Issues Task Force (EITF) 94-10, Accounting by a Company for the Income Tax Effects of Transactions among or with Its Shareholders under FASB Statement No. 109, the tax benefit of this election was recorded as an equity transaction. For all periods prior to the recapitalization the Company operated as an S corporation for federal and state income tax purposes. However, following the recapitalization the Company no longer qualified as an S corporation and became subject to U.S. Federal and certain state and local income taxes applicable to C corporations. The transaction was accounted for as a leveraged recapitalization with no change in the book basis of assets and liabilities.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, HHG Distributing, LLC (HHG). HHG is inactive and its assets consist of a 5% ownership interest in a distributing company, totaling $0.1 million which is accounted for on the cost method.

As discussed in note 10, the consolidated financial statements for the period prior to the recapitalization date of February 3, 2005, also include the financial statements of certain special-purpose entities owned by related parties through the date of the recapitalization. The special-purpose entities all had fiscal years ended December 31. The Company believes that use of the different fiscal period for these entities has not had a material impact on the Company’s results of operations. All significant intercompany balances and transactions have been eliminated in consolidation. Effective as of the recapitalization, the Company is no longer required to consolidate the special-purpose entities as an implicit guarantee no longer exists due to changes in majority ownership and corporate governance.

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

Accounts receivable are recorded at the invoiced amount and are subject to finance charges. Accounts receivable-other consists mainly of amounts due from vendors for advertising and volume rebates. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company has determined an allowance of $0.5 million and $0.4 million is necessary at March 31, 2006 and 2007, respectively, based on historical write-off experience and specific customer data. The Company recorded provisions for bad debt, net of recoveries, of $0.6 million, $1.4 million and $1.0 million for the years ended March 31, 2005, 2006, and 2007, respectively. The allowance at March 31, 2006 includes $0.3 million for product service and repair receivables which the Company determined was necessary based on our restructuring efforts to outsource our product service and repair as discussed in note 14.

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

Property and equipment are recorded at cost and are being depreciated over their expected useful lives on a straight-line basis. Leasehold improvements are depreciated over the shorter of the lease term or expected useful life. Repairs and maintenance costs are charged directly to expense as incurred. In certain lease arrangements, the Company is considered the owner of the building during the construction period under EITF 97-10, The Effect of Lessee Involvement in Asset Construction. At the end of the construction period, the Company will sell and lease the location back applying provisions of SFAS No. 98, Accounting for Leases. Any gains on sale and leaseback transactions are deferred and amortized over the life of the respective lease. The Company does not have any continuing involvement with the sale and leaseback locations and the locations are accounted for as operating leases. In fiscal 2007, the Company executed three sale and leaseback transactions netting $6.4 million in proceeds on the sale. No losses were incurred on sale and leaseback transactions during fiscal 2007. There were no sale and leaseback transactions during fiscal 2005 or 2006.

Property and equipment consisted of the following at March 31 (in thousands):

	2006	2007
Buildings	$2,725	$1,997
Machinery and equipment	7,097	7,465
Office furniture and equipment	37,897	45,385
Vehicles	6,178	5,533
Signs	3,562	4,254
Leasehold improvements	31,964	35,026
Construction in progress	2,945	3,732

	92,368	103,392
Less accumulated depreciation and amortization	(41,382)	(51,263)

Net property and equipment	$50,986	$52,129

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	40
Machinery and equipment	5–7
Office furniture and equipment	3–7
Vehicles	5
Signs	7
Leasehold improvements	5–20

(i)	Impairment of Long-Lived Assets

The Company accounts for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires long-lived assets, such as property and equipment, to be evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. The Company has determined that no impairment loss was required to be recognized during the year ended March 31, 2005.

As discussed in note 14, for the year ended March 31, 2006, the Company recorded asset impairment charges of $0.8 million in connection with our restructuring efforts related to the outsourcing of our product service and repair. The Company determined that no additional impairment loss was required to be recognized during the year ended March 31, 2006.

(j)	Deferred Financing Costs

Costs incurred related to debt financing are capitalized and amortized over the life of the related debt as a component of interest expense. The Company recognized related amortization expense of $0.3 million, $1.6 million and $1.5 million for the years ended March 31, 2005, 2006 and 2007, respectively. As discussed in note 4, $0.2 million and $2.0 million of deferred financing costs were written off in fiscal 2006 and 2007, respectively, in connection with the Company’s early extinguishment of debt related to the 9% senior notes.

(k)	Revenue Recognition

The Company recognizes revenue from the sale of merchandise at the time the customer takes possession of the merchandise. The Company honors returns from customers within ten days from the date of sale and provides allowances for estimated returns based on historical experience. The Company recorded an allowance for sales returns of $0.1 million at both March 31, 2005 and 2006 and $0.2 million at March 31, 2007. The Company recognizes service revenue at the time the service is completed, the price is fixed or determinable, and collectibility is reasonably assured. Proceeds from the sales of gift cards are deferred until redeemed by the customer. Amounts billed to customers for delivery of merchandise are included in revenue.

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

The information below provides the changes in the Company’s deferred revenue on extended service agreements (in thousands):

	Year ended March 31
	2005	2006	2007
Deferred revenue on extended service agreements:
Balance at beginning of year	$55,868	$61,649	$120
Revenue deferred on new agreements	44,269	21,071	531
Revenue recognized	(38,488)	(23,700)	(506)
Transfer of extended service agreements, see note 16	—	(58,900)	—

Balance at end of year	$61,649	$120	$145

(l)	Cost of Goods Sold

Cost of goods sold includes the total cost of products sold, vendor allowances, handling charges, in-bound freight expenses, and physical inventory losses. Delivery charges of $19.3 million, $21.0 million, and $24.5 million for the years ended March 31, 2005, 2006, and 2007, respectively, were included in selling, general, and administrative expenses.

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

Advertising costs are expensed as incurred. These amounts have been reduced by vendor rebates under cooperative advertising which totaled $15.6 million, $16.5 million, and $18.3 million for the years ended March 31, 2005, 2006, and 2007, respectively.

(o)	Store Opening Costs

Store opening costs, other than capital expenditures, are expensed as incurred.

(p)	Income Taxes

Prior to February 3, 2005, the Company was organized as an S corporation. Accordingly, the allocable share of taxable income or loss was includable in the tax returns of the stockholders and income taxes were not reflected in the Company’s consolidated financial statements. Following the recapitalization, the Company no longer qualified as an S corporation and became subject to U.S. federal and certain state and local income taxes applicable to C corporations.

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

The Company collects certain taxes from their customers at the time of sale and remits the collected taxes to government authorities. These taxes are excluded from net sales and cost of goods sold in the Company’s consolidated statements of income.

(q)	Stock Based Compensation

Prior to April 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, to account for activity under its stock-based employee compensation plans. Under the intrinsic value method, no compensation cost is recognized if the exercise price of the Company’s employee stock options was equal to or greater than the market price of the underlying stock on the date of grant. Accordingly, no compensation cost was recognized in the accompanying consolidated statements of income prior to April 1, 2006 on stock options granted, since all options granted under the Company’s stock option plan had an exercise price equal to or greater than the market price of the underlying common stock on the date of grant.

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and also the guidance from the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under the Company’s stock option plans, based on fair value, using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of income.

As the Company is considered a nonpublic entity, as defined in SFAS 123R, that used the minimum value method for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company was required to apply the prospective transition method at the date of adoption. As such, the Company applies the statement to any new awards and to any awards modified, repurchased or cancelled since April 1, 2006. For all awards outstanding on March 31, 2006, the Company continues to apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25. Under the provisions of SFAS No. 123R, the Company will not provide pro forma disclosures for outstanding awards accounted for under the intrinsic value method.

Stock-based compensation expense recognized in the Company’s consolidated statement of income for the year ended March 31, 2007 included compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all share-based payment awards is recognized using the straight-line single option approach. Stock-based compensation expense recognized in the Company’s consolidated statement of income for the year ended March 31, 2007 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense for employee stock options recognized under SFAS 123R for the year ended March 31, 2007 was approximately $0.2 million.

With the adoption of SFAS 123R, the Company continued to use the Black-Scholes option-pricing model as its method of valuation for share-based awards. For additional information, refer to Note 6. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

(r)	Accrued Straight-Line Rent

Most of the Company’s leases include fixed-dollar rental commitments, with many containing rent escalations based on a fixed amount. In accordance with SFAS No. 13, Accounting for Leases, as amended by SFAS No. 29, Determining Contingent Rentals, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the Company recognizes rental expense for minimum lease payments from operating leases on a straight-line basis over the lease term, including any additional cancelable option periods where failure to exercise such options would have resulted in an economic penalty. The rental expense commences at the start of the build-out period, during which time the Company typically does not make rent payments, and is recognized over the lease term. Allowances received for leasehold improvements are included as accrued straight-line rent. Accrued straight-line rent is included in other long-term liabilities on the balance sheets and was $3.5 million and $3.9 million at March 31, 2006 and 2007, respectively.

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

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 presentation.

(u)	Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), as amended May 2007, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Company will adopt FIN 48 effective April 1, 2007 and does not expect that the adoption will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to previous accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Company is evaluating the impact, if any, the adoption of SFAS 157 will have on operating income or net earnings.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). This standard amends SFAS 115, Accounting for Certain Investment in Debt and Equity Securities, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS 159, if any, on the consolidated financial position and results of operations.

(v)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income and its components. For the years ended March 31, 2005, 2006 and 2007, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

(2)	Inventories

Inventories consisted of the following at March 31 (in thousands):

	2006	2007
Appliances	$32,867	$39,510
Electronics	63,405	70,520
Bedding and Furniture	2,535	3,572

	$98,807	$113,602

(3)	Accounts Payable–Third Party

The Company had an inventory purchasing arrangement with a financial institution, which provided for advances up to $20 million, except for the period from October 1 through January 1, when it increased to $25 million. Inventory purchases under this arrangement were collateralized by a security interest in the specific merchandise inventories. The Company did not pay interest on amounts outstanding unless such amounts became past due. The financial institution negotiated terms directly with the vendors and the agreement had provisions that entitled the financial institution to a portion of the discounts provided by the vendor. On March 28, 2007 the Company terminated the purchasing arrangement and the vendors have been converted to open account arrangements. At March 31, 2006, $3.3 million was outstanding under the purchasing arrangement. No amounts were outstanding at March 31, 2007.

(4)	Debt

A summary of long-term debt at March 31 is as follows (in thousands):

	2006	2007
9.0% Senior notes, interest due in arrears on a semi-annual basis on February 1 and August 1 through February 3, 2013	$160,500	$116,205
6.0% Junior subordinated notes, interest due on a semi-annual basis on February 1 and August 1 though February 1, 2015, net of discount of $7,258 and $6,746 at March 31, 2006 and 2007, respectively	17,742	18,254

Total debt	178,242	134,459
Less current maturities of long-term debt	—	—

Total long-term debt	$178,242	$134,459

Scheduled maturities of long-term debt at March 31, 2007 are as follows:

2013	$116,205
2015	25,000

$141,205

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

During fiscal 2006 and 2007, the Company purchased $4.5 million and $44.3 million of its 9% senior notes at a weighted-average price of 94.08% and 98.72% of face value, respectively. The Company recorded a gain of less than $0.1 million and a loss of $1.4 million related to the early extinguishment of debt representing the difference between the purchase price and the carrying value of the 9% senior notes, net of related capitalized debt issuance costs for the years ended March 31, 2006 and 2007, respectively.

On February 3, 2005 the Company also issued to certain of its stockholders, $25 million in unsecured 6% junior subordinated notes with a fair value of $17.2 million at the time of issue, based on an effective interest rate of 11%. These notes are subordinated to the unsecured senior notes and any payment of principal thereof directly or indirectly is deferred until the payment in full of all of the senior debt. Unless there is a default or an event of default under any senior debt, interest on the junior subordinated debt is payable in arrears on February 1 and August 1. The junior notes will mature on February 1, 2015. The original discount on the notes will be accreted to interest expense through the maturity date. Accretion of the discount, which is included in interest expense in the accompanying consolidated statements of income, was approximately $0.1 million for the year ended March 31, 2005 and $0.5 million during each of the years ended March 31, 2006 and 2007 and is included in interest expense in the accompanying consolidated financial statements.

The Company has a revolving credit agreement with a bank group for up to $75 million. The facility includes a $25 million sub-limit for letters of credit. Borrowings under the revolving credit agreement are subject to a borrowing base calculation based on specified percentages of eligible accounts receivable and inventories. Interest on borrowings is payable monthly at a fluctuating rate based on the bank’s prime rate or LIBOR plus an applicable margin. Until the credit agreement was amended on January 17, 2007, the Company paid an annual commitment fee of 3/8% on the unused portion of the facility. Subsequent to the amendment date, the annual commitment fee was decreased to 1/4%.

The interest rate based on the bank’s prime rate as of March 31, 2007 was 8.0%. As of March 31, 2007, under the revolving credit facility, the Company had no cash borrowings outstanding and $3.0 million of letters of credit outstanding which expire through December 31, 2007. As of March 31, 2007, the total borrowing availability under the revolving credit facility was $72.0 million.

The unsecured senior notes and the revolving credit facility are guaranteed by the Company’s wholly-owned subsidiary, HHG, which has substantially no assets or operations. The guarantee is full and unconditional and the Company has no other subsidiaries. In addition, there are no restrictions on HHG’s ability to pay dividends under the arrangement.

The debt agreements contain restrictions on mergers, incurring additional debt or liens, making investments, selling assets or making equity repurchases, debt prepayments and transactions with affiliates. The revolving credit agreement also contains a financial covenant requiring maintenance of a minimum fixed charge coverage ratio. The debt agreements also restrict payment of dividends unless the Company achieves a specific fixed charge coverage ratio as defined in the debt agreements. Any such dividends are limited to the lesser of 50% of consolidated net income and 100% of equity contributions since the date of the recapitalization. The Company was in compliance with the restrictions and covenants at March 31, 2007.

(5)	Income Taxes

Income tax expense (benefit) for the years ended March 31 consisted of the following (in thousands):

	2005	2006	2007
Current:
Federal	$—	$—	$2,510
State	—	76	710

Total current	—	76	3,220

Deferred:
Federal	(12,543)	13,354	8,917
State	(2,237)	5,234	1,700

Total deferred	(14,780)	18,588	10,617

Total	$(14,780)	$18,664	$13,837

Deferred income taxes at March 31 consisted of the following (in thousands):

	2006	2007
Deferred tax assets:
Goodwill for tax purposes	$92,329	$86,432
Accrued expenses	2,870	3,359
Long-term deferred compensation	933	1,220
Inventories	375	181
Other	313	434
NOL and credit carryforwards	6,970	574

Total deferred tax assets	103,790	92,200

Deferred tax liabilities:
Property and equipment	2,220	1,257
Discount on junior notes	2,903	2,699
Other	585	779

Total deferred tax liabilities	5,708	4,735

Net deferred tax assets	$98,082	$87,465

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

At March 31, 2007, the Company has no net operating loss carryforwards for federal income tax purposes.

The expense (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to income before income taxes due to the following (in thousands):

	2005	2006	2007
Computed “expected” tax expense	$5,064	$14,308	$12,318
State income tax expense, net of federal income tax benefit	—	2,141	1,849
Deferred tax assets at date of conversion to C corporation	(16,587)	—	—
Tax effect of income while as an S corporation	(3,372)	—	—
State taxes after conversion to a C corporation	242	—	—
Changes in state income tax rates and apportionment	—	2,057	—
Other	(127)	158	(330)

	$(14,780)	$18,664	$13,837

(6)	Stock-based Compensation

Common Stock

During fiscal year 2004, the Company accepted an $8.5 million note receivable from one of its executives for the purchase of Company stock. The note bore interest at 5.08% per annum payable annually in arrears. Principal payments were due annually in the amount by which distributions exceeded the stockholder’s income tax liability, with the remaining outstanding principal and accrued interest due on September 30, 2014. The note and accrued interest were paid in full during fiscal year 2005. Interest income on the note receivable was $0.4 million for the year ended March 31, 2005. The common stock was subject to a buy-sell agreement. If the executive desired to sell all or a portion of his shares, he was required to offer them to the Company and, if the Company declined, to the other stockholders. If the other stockholders did not elect to purchase the shares, the Company was required to purchase the shares at fair value. The note was considered a nonrecourse note under APB Opinion No. 25 and related interpretations. Accordingly, the stock purchase was treated as a variable award and stock compensation expense of $3.7 million was recorded for the year ended March 31, 2005 to reflect the increase in estimated fair value of the Company’s common stock.

During fiscal year 2006, the Company issued 577,100 shares of common stock to GIC at $5.00 per share in exchange for $2.6 million, notes receivable of $0.2 million, as well as the recognition of $0.1 million of compensation expense associated with a stock grant. The notes receivable was reduced to $0.2 million as of March 31, 2006 as the Company repurchased 7,500 shares of common stock for approximately $23,000 and cancellation of a note receivable of approximately $19,000. The remaining $0.2 million notes receivable balance as of March 31, 2006 and 2007 has been classified as an offset to equity in the accompanying consolidated balance sheet. The notes accrue interest at 6.0% per annum, payable in arrears commencing on May 31, 2006 and on each succeeding May 31 thereafter with respect to the interest accrued during the previous twelve-month period ending March 31 until the notes are paid in full. The principal balance of each note and all accrued and unpaid interest on such note is payable in full by each borrower on the seventh anniversary of the date of such note. The Company recognized interest income of approximately $9,000 and $13,000 for the years ended March 31, 2006 and 2007 related to the notes receivable. The compensation expense associated with the stock grant was recorded within selling, general and administrative expense in the accompanying consolidated statement of income for the year ended March 31, 2006.

Stock Option Plan

Effective April 1, 2003, the Company adopted an Equity Incentive Plan that permitted the grant of stock options and stock appreciation rights for up to 11,422,800 (as adjusted for the February 2005 and the June 2007 stock splits) common shares of the Company. The options and rights were granted at no less than 100% of the fair market value of the common stock at the date of grant. The options and rights expired no later than 10 years from the anniversary of the grant date and vested over a specified number of years from the grant date as determined by the Company’s board of directors. Shares that were forfeited reverted and became available for future issuance. All awards granted under this plan that were outstanding and not exercisable would, unless otherwise provided for in the applicable individual award agreements, become immediately vested and exercisable as of the first date that a change in control of the Company had been deemed to occur, as defined in the plan.

The Company recorded stock compensation expense of $5.5 million related to outstanding stock options and stock appreciation rights for the year ended March 31, 2005 to reflect the increase in fair value of the Company’s common stock prior to the recapitalization.

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

On March 8, 2005, the Company’s Board of Directors approved the adoption of the Gregg Appliances, Inc. 2005 Stock Option Plan (Stock Option Plan). The Stock Option Plan provides for the grant of incentive stock options and nonqualified stock options to the Company’s officers, directors, consultants, and key employees. An aggregate of 5,000,000 shares of common stock is reserved for issuance under the Stock Option Plan. If an option expires, is terminated or canceled without having been exercised or repurchased by the Company, or common stock is used to exercise an option, the terminated portion of the option or the common stock used to exercise the option will become available for future grants under the Stock Option Plan unless the plan is terminated.

The Board of Directors will determine the exercise price of the options under the Stock Option Plan, but the exercise price must be at least equal to the fair market value of the Company’s common stock on the date of the grant. The term of an incentive stock option and a nonqualified stock option may not exceed seven years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding capital stock, the term of an incentive stock option must not exceed five years and the exercise price of an incentive stock option must equal at least 110% of the fair market value of the Company’s common stock on the date of the grant.

During the year ended March 31, 2007, the Company issued options for 478,000 shares of common stock under the Stock Option Plan to certain employees and directors of the Company. The exercise price of the options was set at amounts that, at the time of grant, the Board of Directors determined to be the fair value of the common stock, taking into consideration a number of factors including a marketability and liquidity discount. The Board of Directors has reassessed the fair value of these grants given the anticipation of completing an initial public offering of hhgregg, Inc. See footnote 17 for further discussion of the initial public offering of hhgregg, Inc. The options vest over a three-year period and expire seven years from the date of the grant. The Company has estimated the fair value of stock options using the Black-Scholes valuation model and the newly determined fair values based on the anticipated initial public offering. The fair value of each option grant is estimated on the date of grant and is amortized on a straight-line basis over the vesting period.

The weighted-average estimated value of options granted to employees and directors under the Stock Option Plan was $6.15 during the year ended March 31, 2007, using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	4.75%
Dividend yield	—
Expected volatility	40.88%
Expected life of the options (years)	4.5

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

Activity under the Gregg Appliances, Inc. 2005 Stock Option Plan is summarized as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price per Share
Outstanding at March 31, 2006	3,706,000	$6.88
Granted	478,000	6.10
Exercised	—	—
Canceled	(160,000)	(6.88)

Outstanding at March 31, 2007	4,024,000	$6.78

The following table summarizes the vesting activity under the Gregg Appliances, Inc. 2005 Stock Option Plan:

	Number of Shares Outstanding	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2006	3,706,000	$0.46
Granted during fiscal 2007	478,000	6.15
Vested during fiscal 2007	(1,182,000)	0.46
Canceled during fiscal 2007	(160,000)	0.46

Nonvested at March 31, 2007	2,842,000	$1.41

The following table summarizes the Company’s outstanding stock options as of March 31, 2007:

Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Term (in years)	Weighted Average Exercise Price per Share
$5.00	1,773,000	5.34	$5.00
$5.85	406,000	6.45	5.85
$7.50	958,500	5.46	7.50
$10.00	886,500	5.34	10.00

$5.00 to $10.00	4,024,000	5.48	$6.78

At March 31, 2007, 1,182,000 stock options were vested and exercisable. These options have a weighted-average fair value at date of grant of $0.46 and a weighted-average remaining contractual term of 5.34 years.

Unrecognized compensation cost related to non-vested stock options at March 31, 2007 was approximately $2.3 million which is expected to be recognized over a weighted-average term of 2.5 years.

(7)	Leases

The Company leases certain retail stores, warehouse and office space, our corporate airplane and vehicles under operating leases. Noncancelable lease agreements expire at various dates through March 31, 2023, require various minimum annual rentals, and contain certain options for renewal. The majority of these agreements require payment of property taxes, normal maintenance, and insurance on the properties. Total rental expense was $17.2 million, $22.9 million, and $26.9 million for the years ended March 31, 2005, 2006, and 2007, respectively, of which $3.4 million, $4.7 million, and $5.0 million was with related parties. Contingent rentals based upon sales are applicable to certain of the store leases. Contingent rental payments expensed were approximately $0.2 million, $0.2 million, and $0.1 million for the years ended March 31, 2005, 2006, and 2007, respectively.

For certain noncancelable, retail store operating leases, the Company received consideration from the landlord for leasehold improvements or rent holidays. The amounts of consideration are lease incentives and have been recorded as a liability in the consolidated balance sheets, totaling $2.4 million and $3.0 million at March 31, 2006 and 2007, respectively. The liability is being amortized on a straight-line basis over the lease terms which vary from 5 to 15 years. Amortization for fiscal years 2006 and 2007 were $0.4 million and $0.5 million, respectively, and is shown as an offset to rent expense in selling, general and administrative expenses. See note 9 for discussion of fiscal year 2005 treatment.

Future minimum required rental payments for noncancelable operating leases, with terms of one year or more, consist of the following as of March 31, 2007 (in thousands):

Rental Payments
Payable in fiscal year:
2008	$28,044
2009	27,222
2010	24,503
2011	22,148
2012	19,747
Thereafter	108,419

Total required payments	$230,083

(8)	Related Party Transactions

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

The Company had several debt agreements with various related parties totaling $8.2 million at March 31, 2004. The notes were due on demand and were paid off during fiscal year 2005. Interest was payable monthly at the prime rate (4.0% at March 31, 2004). The Company recorded interest expense of approximately $0.3 million for the year ended March 31, 2005 for related party notes payable.

In addition, the Company has a consulting agreement with a member of the Chairman and Chief Executive Officer of the Company’s immediate family. Payments on the agreement were not material for the years ended March 31, 2005, 2006 and 2007. The agreement lasts through February 3, 2010.

The Company also has several leases with the Chairman and Chief Executive Officer of the Company and members of his immediate family for their headquarters and certain stores. The leases are “arm’s length,” such that the terms are no less favorable than the Company’s other leases. See note 7.

(9)	Lease Accounting Adjustment

In February, 2005, the Securities and Exchange Commission (SEC) issued a letter expressing its interpretations of certain lease accounting issues relating to the amortization of leasehold improvements, the recognition of rent expense when leases have rent holidays and allowances received by tenants for leasehold improvements. As a result of a review of its historical lease accounting practices, the Company found some deviations to these interpretations. As these items were not significant to results of operations in fiscal 2005, the Company recorded a pre-tax, non-cash benefit in the fourth quarter of fiscal year 2005 of approximately $0.7 million ($0.4 million after taxes).

(10)	Variable Interest Entities

The Company leases an airplane and several retail stores from special-purpose entities owned by related parties, including Throgmartin Leasing, LLC; WGT V, LLC; and DT Development South LLC. The Company does not guarantee the debt of any of these entities, nor provide guarantees of the residual value of the leased property. However, these entities were consolidated during fiscal 2005 until the recapitalization because they involve single-lessee leasing arrangements owned by related parties, which were considered to include an implicit guarantee by the Company.

Effective as of the recapitalization, the Company is no longer required to consolidate these entities, as an implicit guarantee no longer exists due to changes in majority ownership and corporate governance. Accordingly, the assets and liabilities of those entities are not included in the March 31, 2006 and 2007 consolidated financial statements.

(11)	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107), requires disclosure of the fair value of financial assets and liabilities for which it is practicable to estimate. Fair value is defined in SFAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The carrying amounts of cash and cash equivalents, accounts receivable—trade, accounts receivable—other, accounts payable—third party, accounts payable—vendors, and customer deposits approximate fair value because of the short maturity of these instruments. The fair value of the Company’s 9% Senior notes and 6% Junior subordinated notes at March 31, 2006 and 2007, based on quoted market values, have aggregate fair values of $148.9 million and $122.6 million, and $16.8 million and $17.4 million, respectively.

(12)	Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan covering all employees who have attained the age of 21 and have worked at least 1,000 hours within a 12-month period. Plan participants may elect to contribute 1% to 12% of their compensation to the Plan, subject to IRS limitations. The Company provides a discretionary matching contribution up to 7% of each participant’s compensation, with total Company expense, including payment of administrative fees, aggregating approximately $0.2 million, $0.4 million, and $0.5 million for the years ended March 31, 2005, 2006, and 2007, respectively.

The Company has an unfunded, non-qualified deferred compensation plan for members of executive management. Benefits accrue to individual participants annually based on a predetermined formula, as defined, which considers operating results of the Company and the participant’s base salary. Vesting of benefits is attained upon reaching 55 years of age or 10 years of continuous service, measurement of which is retroactive to the participant’s most recent start date. Annual interest is credited to participant accounts at an interest rate determined at the sole discretion of the Company. Benefits will be paid to individual participants upon the later of terminating employment with the Company or the participant attaining the age of 55. The Company recorded approximately $0.4 million, $0.6 million, and $0.8 million in expenses related to this plan for the years ended March 31, 2005, 2006, and 2007, respectively. At March 31, 2006 and 2007, the Company had approximately $2.3 million and $3.1 million, respectively, of benefits accrued in other long-term liabilities.

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

In connection with this restructuring, the Company recorded pre-tax charges of approximately $1.0 million for the year ended March 31, 2006. The pre-tax restructuring charges are composed of (in thousands):

	Asset Impairments	Severance and Benefits Costs	Total
Total charge	$756	$253	$1,009
Cash payments	—	(210)	(210)
Charge against assets	(756)	—	(756)

Balance as of March 31, 2006	$—	$43	$43
Cash payments	—	(43)	(43)

Balance as of March 31, 2007	$—	$—	$—

Asset impairments relate primarily to the write-down of property, plant and equipment, resulting from the outsourcing of the Company’s product service and repair offerings. Approximately $0.7 million of the asset impairment charge for the year ended March 31, 2006 related to assets that were abandoned resulting in a full impairment charge for these assets. The remaining asset impairment charge in fiscal 2006 related to assets held for sale that were disposed of by March 31, 2006. The fair value for these assets was determined using probability-weighted expected cash flows from sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).

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

(16)	Acquisition

On January 2, 2007, the Company entered into an asset purchase agreement with Builder Appliance Supply, Inc. (BAS), a single-store wholesale builder supply appliance dealer in Columbus, OH. The aggregate purchase price was $2.9 million and was paid in cash. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

Current assets	$1,871
Goodwill	1,997

Total assets acquired	$3,868

Current liabilities	(997)

Total liabilities assumed	(997)

Net assets acquired	$2,871

The premium paid over the fair value of the net assets acquired in the purchase business combination, or goodwill, was attributed to expected synergies of the wholesale builder supply model with the Company’s existing and complementary retail model. The premium paid was also attributed to the Company’s acquisition of an assembled workforce comprised of an experienced direct sales force and management team.

Goodwill is reviewed for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. For purposes of the impairment test, the wholesale builder appliance supply store is considered a reporting unit. The Company’s annual impairment test is performed on March 31st.

A significant decline in the outlook for new home building in the Columbus, OH market, as well as unforeseen integration issues, caused operating profit and cash flows to be lower than expected in the fourth quarter of fiscal 2007. Based on the adverse change in the market outlook, the Company does not expect that BAS will be profitable or will generate positive cash flow in the foreseeable future. Consequently, the Company determined that the fair value of the goodwill related to BAS was zero and wrote off the entire goodwill balance of approximately $2 million as of March 31, 2007.

(17)	Subsequent Events

On April 12, 2007, hhgregg, Inc. was formed as a Delaware corporation and filed a registration statement on Form S-1 (File No. 333-142181) with the SEC on April 18, 2007. In addition, Gregg Appliances, Inc. entered into an Incorporation and Exchange Agreement with hhgregg, Inc. Pursuant to the Incorporation and Exchange Agreement, immediately prior to the effectiveness of the registration statement on Form S-1, the stockholders of Gregg Appliances, Inc. will contribute all of their shares of Gregg Appliances, Inc. to hhgregg, Inc. in exchange for common stock of hhgregg, Inc.

In connection with the formation and incorporation of hhgregg, Inc., the Company’s Board of Directors has authorized to issue 150,000,000 shares of common stock at a par value of $.0001 per share and 10,000,000 shares of preferred stock at a par value of $.0001 per share. As of April 30, 2007, no shares of common stock or preferred stock were outstanding. There has been no financial or operational activity since the date of formation. Accordingly, hhgregg, Inc. has no assets, liabilities or off-balance sheet obligations outstanding.

On June 14, 2007, the Company’s board of directors approved a two-for-one stock split for the issued and outstanding common stock of the Company. All share information included in the accompanying consolidated financial statements for all periods presented reflects the stock split effective June 29, 2007.

(18)	Interim Financial Results (Unaudited)

The following table sets forth certain unaudited quarterly information for each of the eight fiscal quarters for the years ended March 31, 2006 and 2007, (in thousands). In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes.

	For the Year Ended March 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$185,017	$212,897	$281,201	$221,309
Cost of goods sold	121,748	147,535	198,989	148,240

Gross profit	63,269	65,362	82,212	73,069
Selling, general and administrative expenses	49,277	53,491	55,516	51,200
Net advertising expense	9,210	9,124	11,750	11,576
Gain on transfer of extended maintenance obligations	—	—	(27,850)	—
Restructuring and asset impairment charges	—	1,320	—	(311)

Income from operations	4,782	1,427	42,796	10,604

Other expense (income):
Interest expense	4,726	4,812	4,957	4,505
Interest income	(89)	(80)	(20)	(42)
Gain related to early extinguishment of debt	—	—	—	(39)

Total other expense (income)	4,637	4,732	4,937	4,424

Income (loss) before income taxes	145	(3,305)	37,859	6,180
Income tax expense	105	852	15,273	2,434

Net income (loss)	$40	$(4,157)	$22,586	$3,746

	For the Year Ended March 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$203,248	$237,718	$335,101	$283,361
Cost of goods sold	140,777	161,830	235,527	192,562

Gross profit	62,471	75,888	99,574	90,799
Selling, general and administrative expenses	50,271	55,673	62,582	60,394
Net advertising expense	9,982	10,022	14,198	9,794
Restructuring and asset impairment charges	—	—	—	1,997

Income from operations	2,218	10,193	22,794	18,614

Other expense (income):
Interest expense	4,630	4,523	4,471	3,840
Interest income	(5)	(10)	(51)	(177)
Loss (gain) related to early extinguishment of debt	(168)	(127)	(145)	1,843

Total other expense (income)	4,457	4,386	4,275	5,506

Income (loss) before income taxes	(2,239)	5,807	18,519	13,108
Income tax expense (benefit)	(862)	2,281	7,653	4,765

Net income (loss)	$(1,377)	$3,526	$10,866	$8,343

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

For the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	Other Information

None.

PART III.

ITEM 10.	Directors and Executive Officers of the Registrant.

The following table provides information about our directors and executive officers as of June 15, 2007.

Name	Age	Position with our Company
Jerry W. Throgmartin	52	Chairman, Chief Executive Officer and Director
Dennis L. May	39	President and Chief Operating Officer and Director
Donald J.B. Van der Wiel	47	Chief Financial Officer
Michael D. Stout	54	Chief Administrative Officer
Jeffrey J. McClintic	51	Vice President of Appliance Merchandising
Michael G. Larimer	53	Vice President of Electronics Merchandising
Lawrence P. Castellani	61	Director
Benjamin D. Geiger	32	Director
John M. Roth	48	Director
Charles P. Rullman	59	Director
Michael L. Smith	58	Director
Peter M. Starrett	59	Director

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

Dennis L. May, our President, Chief Operating Officer and a Director, joined us in January 1999. From 1999 to January 2003 he served as the Executive Vice President and Chief Operating Officer and was appointed President and Chief Operating Officer in January 2003. He became a Director in connection with the recapitalization. Mr. May joined our company as part of the acquisition of certain store leases of Sun TV & Appliance, Inc. where he held the positions of Vice President of Marketing, Executive Vice President and Chief Operating Officer.

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

Jeffrey J. McClintic, our Vice President of Appliance Merchandising, joined us in 1975. Mr. McClintic was named Vice President of Appliance Merchandising in 2001. Other positions held by Mr. McClintic with our company include Appliance Merchandising Manager, Director of Commercial Sales, Director of Service, store manager, regional manager and buyer.

Michael G. Larimer, our Vice President of Electronics Merchandising, joined us in March 1999. From 1999 to 2001 he served as the Video Merchandising Manager and was appointed Vice President of Electronics Merchandising in 2001. Prior to joining our company Mr. Larimer served as the Vice President of Electronics and Appliances at Sun TV & Appliances, Inc. from 1986 to 1999.

Lawrence P. Castellani became a Director in July 2005. From February 2003 to May 2005, Mr. Castellani served as the Chairman of Advance Auto Parts, Inc., a specialty retailer of auto parts, and served as its Chief Executive Officer from 2000 until May 2005. Mr. Castellani served as President and Chief Executive Officer of Ahold Support Services in Latin America (a division of Royal Ahold, a supermarket company) from 1998 to 2000, as Executive Vice President of Ahold USA from 1997 through 1998, and as President and Chief Executive Officer of Tops Friendly Markets from 1991 through 1997. Mr. Castellani serves on the board of Advance Auto Parts, Inc.

Benjamin D. Geiger became a Director in connection with the recapitalization. In 1998, Mr. Geiger joined Freeman Spogli, a private equity investment firm, and became a principal in December 2002. From 1996 to 1998, Mr. Geiger was employed by Merrill Lynch & Co. in the Mergers and Acquisitions Group.

John M. Roth became a Director in connection with the recapitalization. Mr. Roth joined Freeman Spogli, a private equity investment firm, in 1988 and became a general partner in 1993. From 1984 to 1988, Mr. Roth was employed by Kidder, Peabody & Co. Incorporated in the Mergers and Acquisitions Group. Mr. Roth also serves on the board of directors of Asbury Automotive Group, Inc., an automotive dealership group.

Charles P. Rullman has served as a Director since March 2005. Mr. Rullman joined Freeman Spogli, a private equity investment firm, in 1995 as a general partner. Mr. Rullman retired from his position at Freeman Spogli in December 2005. From 1992 to 1995, Mr. Rullman was a general partner of Westar Capital, a private equity investment firm specializing in middle market transactions. Prior to joining Westar, Mr. Rullman spent 20 years at Bankers Trust Company and its affiliate, BT Securities Corporation, where he was a Managing Director and Partner.

Michael L. Smith became a Director in July 2005. Mr. Smith served as Executive Vice President and Chief Financial and Accounting Officer of Wellpoint, Inc., a health benefits company, from 2001 to January 2005. He served as Executive Vice President and Chief Financial Officer of Anthem, Inc. from 1999 to April 2001. From 1996 to 1998, Mr. Smith served as Chief Operating Officer and Chief Financial Officer of American Health Network, Inc., a former subsidiary of Anthem, Inc. He was Chairman, President and Chief Executive Officer of Mayflower Group, Inc., a transport company, from 1989 to 1995. He is a director of Kite Realty Group Trust, a REIT; Emergency Medical Services Corp., a provider of emergency medical services; Calumet Specialty Products LP, a refining operation; Vectren Corporation, a gas and electric utility; and Intermune, Inc., a biopharmaceutical manufacturing company.

Peter M. Starrett became a Director of our board in connection with the recapitalization and served as vice chairman of our board from the recapitalization to April 2007. In 1998, Mr. Starrett founded Peter Starrett Associates, a retail advisory firm, and currently serves as its President. From 1990 to 1998, Mr. Starrett served as the President of Warner Bros. Studio Stores Worldwide. Previously, he held senior executive positions at both Federated Department Stores and May Department Stores. Mr. Starrett also serves on the boards of directors of Guitar Center, Inc., a musical instruments retailer, Pacific Sunwear, Inc., a clothing retailer, and PETCO Animal Supplies, Inc., a retailer of pet food and supplies.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management of the Company. Based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted by:

John M. Roth

Peter M. Starrett

* * *

The foregoing Compensation Committee Report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in any previous or future documents filed by the Company with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the Report by reference in any such document.

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for fiscal 2007 should be read together with the compensation tables and related disclosures set forth below. This discussion contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

The compensation committee of our board of directors administers the compensation of our executive officers. The role of the compensation committee is to oversee our compensation and benefits plans and policies, administer our equity incentive plans and review and approve all compensation decisions relating to all executive officers and directors.

The primary objectives of the compensation committee with respect to executive compensation are:

•	to attract and retain the appropriate level of executive talent;

•	to tie annual incentives to the achievement of measurable company and individual performance targets, and

•	to ensure that the executive officers have financial incentives to achieve growth in stockholder value.

Our method of determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time. When establishing salaries and bonus levels, the compensation committee considers individual experience and performance. The compensation committee also considers the compensation of executives in other companies of similar size and stage of development operating in our industry and local markets that the committee believes are comparable, taking into account our relative performance and our own strategic goals. In determining specific components of compensation, the compensation committee considers individual performance, level of responsibility, skills and experience, and other compensation awards or arrangements. With respect to officers other than the chief executive officer the compensation committee also takes into consideration the recommendations of the chief executive officer. The chief executive officer provides the compensation committee with recommendations on salary, bonus levels and long term equity incentives as they relate to specific executive officers based on the performance of the executive officer as well as the chief executive officer’s knowledge of salary and bonus standards in the industry and in local markets.

Our compensation committee performs an annual review of our compensation policies, including the appropriate mix of base salary, bonuses and long-term incentive compensation. The compensation committee also reviews and approves all annual bonus targets, long-term incentive compensation and welfare benefits (including our 401(k) and our non-qualified deferred compensation plan).

Compensation Components

Our compensation program for our named executive officers consists of four primary elements: (1) base salary; (2) an annual bonus; (3) equity incentive awards; and (4) deferred compensation and other benefits.

Base Salary. In determining base salaries the compensation committee takes into account such factors as competitive industry and local market salary ranges, a named executive officer’s scope of responsibilities, level of experience, and individual performance and contribution to our company. The compensation committee also takes into account both external competitiveness for such individual’s position and internal equity of salaries of individuals in comparable positions and markets. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Our employment agreements with Messrs. Throgmartin, May and Van der Wiel provide that we may increase, but not decrease, their base salaries.

Annual Bonus. Each year we establish a corporate bonus plan to promote the achievement of company financial performance objectives based on Adjusted EBITDA targets for named executive officers to provide incentives for the achievement of individual and company performance objectives. The Adjusted EBITDA levels are set by our compensation committee each year based on our board-approved budget. We use Adjusted EBITDA to measure our performance when determining management bonuses because Adjusted EBITDA facilitates performance comparisons from period to period by backing out certain non-recurring or non-cash items and presenting what we believe to be the most accurate measure of our core operating results.

Annual bonuses are set based on a percentage of base salary for each individual. For fiscal 2006, target bonuses for Messrs. May, Van der Wiel and Stout were set at approximately 100% of base salary and at $125,000 for Mr. McClintic, which is approximately 70% of his base salary, for achieving an Adjusted EBITDA target. If the company’s performance exceeds an Adjusted EBITDA target, executive officers participating in the bonus plan may receive up to 120% of their targeted bonuses.

We are not disclosing the specific Adjusted EBITDA targets set for the annual bonuses because those values are based primarily on financial and operating goals that are linked to our confidential operating budget and business plan. As a result, we believe that the disclosure of those targets would result in competitive harm to us. At the time the compensation committee sets the targets for the bonuses, the committee believed that these targets were commensurate with the long-term growth objectives of the business and reflected performance that would require strong operating execution. We believe these targets are appropriate and reflect desired performance consistent with our growth and financial objectives. Each target level associated with each incremental bonus percentage is progressively higher and, therefore, more of a challenge to achieve. We believe these targets can be achieved if our executive officers meet or exceed the major operating objectives that underlie our annual operating budget such as store openings, comparable store sales growth, gross margin percentage, store and corporate expenses and capital expenditure levels.

Equity Awards. Equity awards are an integral part of our overall executive compensation program because we believe that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing stockholder value over time. We have historically elected to use stock options and restricted unit awards that vest over time as the primary long-term equity incentive vehicle to promote retention of our key executives. Although we have not adopted formal stock ownership guidelines, our named executive officers currently hold 15.0% of our common stock. In determining the number of stock options or restricted units in GIC to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the value of the stock options and GIC restricted units in relation to other elements of the individual executive’s total compensation.

Stock Options. The Gregg Appliances, Inc. 2005 Stock Option Plan authorizes us to grant options to purchase shares of common stock of Gregg Appliances to our officers, directors, consultants and key employees. Our compensation committee oversees the administration of our stock option plan. Historically, our compensation committee has made stock option grants at an employee’s commencement of employment and makes annual grants of options to employees. In fiscal 2007, the named executive officers were awarded stock options in the amounts indicated in the section entitled “Grants of Plan-Based Awards”. All stock options granted by us in fiscal 2007 were made at what our board of directors believed on the date of grant to be the fair market value of the common stock of Gregg Appliances at the date of grant. The compensation committee retained an independent third-party valuation firm to assist it in its analysis of the value of the common stock of Gregg Appliances. The stock options granted to our named executive officers are non-qualified options and vest in three annual installments beginning on the first anniversary of the date of grant.

Restricted Unit Awards. The Gregg Investment Corporation, LLC Restricted Unit Plan authorizes GIC to issue or grant restricted units of GIC to our employees. The units may be issued by GIC at the discretion of its managing member for a purchase price equal to the fair market value of the units, as determined by the board of directors of Gregg Appliances. Our compensation committee periodically has recommended to the managing member of GIC to grant restricted units at an employee’s commencement of employment.

Deferred Compensation Benefits. We offer a non-qualified deferred compensation plan to selected executive officers which provides unfunded, non-tax qualified deferred compensation benefits. We believe this program helps promote the retention of our senior executives. A participant in the non-qualified deferred compensation plan is credited annually with a percentage of the participant’s base salary that varies in accordance with a financial target as established by the compensation committee and the participant’s employment classification. Benefits are payable in one lump sum in cash upon the later of termination of employment or the attainment of age 55.

Other Benefits. Our executives are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, long and short-term disability and life insurance, in each case on the same basis as our other employees. Our executive officers are also eligible for additional life insurance coverage. Under these arrangements, Messrs. Throgmartin, May, Van der Wiel and Stout are eligible for $240,000 of life insurance coverage while Mr. McClintic is eligible for $120,000 of life insurance coverage.

Tax Considerations

Section 162(m) of the Code generally disallows a tax deduction for compensation in excess of $1.0 million paid to our name executive officer. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We generally intend to structure the performance-based portion of our executive compensation, when feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, our board or compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

2007 Summary Compensation Table

The following table sets forth information concerning fiscal 2007 compensation of our Chief Executive Officer and Chief Financial Officer and our three other most highly compensated executive officers whose aggregate fiscal 2007 compensation was at least $100,000 for services rendered in all capacities.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Jerry W. Throgmartin Chairman and Chief Executive Officer(4)	2007	$303,891	$—	$—	$18,494	$39,423	$65,735	$427,543
Dennis L. May President and Chief Operating Officer(4)	2007	$276,762	$—	$—	$18,494	$364,622	$5,459	$665,337
Donald J.B. Van der Wiel Chief Financial Officer	2007	$239,423	$—	$—	$11,097	$312,000	$60,170	$622,690
Michael D. Stout Chief Administrative Officer	2007	$242,232	$—	$—	$11,097	$318,388	$2,858	$574,575
Jeffrey J. McClintic Vice President of Appliance Merchandising	2007	$178,130	$—	$—	$4,624	$172,556	$2,553	$357,863

(1)	Option award amounts represent the executive’s portion of our reported stock compensation expense for fiscal 2007 in accordance with FAS 123R. Please refer to footnote 6 of the notes to our consolidated financial statements included elsewhere herein for discussion of the relevant assumptions to determine the option award value at the grant date. No awards were forfeited as of March 31, 2007.
(2)	This amount includes both amounts earned under the Bonus Plan and the Nonqualified Deferred Compensation Plan. All executives other than the Chairman and Chief Executive Officer participate in the “Company Officer Personal Bonus Plan” or bonus plan. Please refer to the “Grants of Plan-Based Awards Table” and “Compensation Discussion and Analysis” section for more information.
(3)	The following chart is a summary of the items that are included in the “All Other Compensation” totals:

	Personal Use of Company Plane	Tax Reimbursement(a)	Executive Relocation	Company Contributions to a Defined Contribution Plan	Other(b)	Total
Jerry W. Throgmartin	$36,152	$25,368	$—	$3,345	$870	$65,735
Dennis L. May	$—	$—	$—	$2,544	$2,915	$5,459
Don Van der Wiel	$—	$24,540	$35,530	$—	$100	$60,170
Michael D. Stout	$—	$—	$—	$2,181	$677	$2,858
Jeffrey J. McClintic	$—	$—	$—	$1,916	$637	$2,553

(a)	Tax reimbursements represents Mr. Throgmartin’s personal use of our plane as provided in his employment agreement and represents Mr. Van der Wiel’s executive relocation. See “—Employment Agreements”.
(b)	Represent amounts paid for life insurance premiums, executive health premiums and car allowance.
(4)	Neither Mr. Throgmartin nor Mr. May receives any compensation for his service on our board of directors.

2007 Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to named executive officers for the fiscal year ended March 31, 2007.

Name	Grant Date	Estimated Future Payouts Under Non-equity Incentive Plan Awards						All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards	Grant Date Fair Value of Option Awards
		Threshold		Target		Maximum
Jerry W. Throgmartin	9/8/2006	$—	(1)	$—	(1)	$—	(1)	—
Chairman and Chief Executive Officer		$30,309	(2)	$39,423	(2)	$39,423	(2)		40,000	(3)	$5.85	$234,640	(4)
Dennis L. May	9/8/2006	$68,750	(1)	$275,000	(1)	$330,000	(1)	—
President and Chief Operating Officer		$26,258	(2)	$34,622	(2)	$34,622	(2)		40,000	(3)	$5.85	$234,640	(4)
Donald J.B. Van der Wiel	9/8/2006	$60,000	(1)	$240,000	(1)	$288,000	(1)	—
Chief Financial Officer		$16,800	(2)	$24,000	(2)	$24,000	(2)		24,000	(3)	$5.85	$140,784	(4)

Michael D. Stout	9/8/2006	$60,000	(1)	$240,000	(1)	$288,000	(1)	—
Chief Administrative Officer		$23,084	(2)	$30,388	(2)	$30,388	(2)		24,000	(3)	$5.85	$140,784	(4)

Jeffrey J. McClintic	9/8/2006	$31,250	(1)	$125,000	(1)	$150,000	(1)	—
Vice President of Appliance Merchandising		$17,192	(2)	$22,556	(2)	$22,556	(2)		10,000	(3)	$5.85	$58,680	(4)

(1)	All executives other than the Chairman and Chief Executive Officer participate in the “Company Officer Personal Bonus Plan,” or bonus plan. The “Threshold” amount represents the amounts that would be paid to the named executive officer if our company’s performance meets a minimum level of Adjusted EBITDA. If this minimum level of EBITDA is not achieved, the named executive officer receives no bonus. The “Target” amount represents the amounts that would be paid to the named executive officers if our company’s performance meets the target level of Adjusted EBITDA as more fully described in the “Compensation Discussion and Analysis” section. The “Maximum” amounts represent the amounts that would have been paid if our company performance exceeded the Adjusted EBITDA target by a certain amount. Earned bonuses are paid out in the first quarter of the subsequent fiscal year.
(2)	In April 2000, we adopted the H. H. Gregg Non-Qualified Deferred Compensation Plan which provides unfunded, non-tax qualified deferred compensation benefits for selected executives of our company. We provide varying levels of annual contributions under the plan on behalf of the employee based on our performance targets. In a given year, if the minimum performance target is not met, no contribution is made on behalf of the employee by us. In addition, we also contribute interest at an interest rate decided by the compensation committee based on the employee’s aggregate balance at the beginning of each fiscal year. For fiscal year 2007, the executives’ accounts were credited at the maximum amount under the plan, 10% of the participant’s base salary, plus interest. The threshold amounts shown in the table represent 7% of the executive’s base salary plus interest. We credited each executive’s account interest of 5% on the beginning balance of each executive’s account at April 1, 2006.
(3)	The options were granted pursuant to the Gregg Appliances, Inc. 2005 Stock Option Plan. The shares subject to the option vest in equal installments over three years commencing on the first anniversary of the date of grant. The option has a seven-year term from the date of grant, subject to earlier expiration if the executive’s employment terminates.
(4)	Represents the full fair value of options granted during fiscal 2007 at date of grant under the Gregg Appliances, Inc. 2005 Stock Option Plan. Please refer to footnote 7 of the Notes to the consolidated financial statements for discussion of the relevant assumptions to determine the option award value at the grant date. No awards were forfeited as of March 31, 2007.

Outstanding Equity Awards At Fiscal Year End

Option Awards

The following tables summarizes information regarding option awards granted to our named executive officers that remain outstanding as of March 31, 2007.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Jerry W. Throgmartin	126,666	253,334	$5.00	7/26/2012
Chairman and Chief Executive Officer	63,334	126,666	7.50	7/26/2012
	63,334	126,666	10.00	7/26/2012
	—	40,000	5.85	9/8/2013

Dennis L. May	50,666	101,334	$5.00	7/26/2012
President and Chief Operating Officer	25,334	50,666	7.50	7/26/2012
	25,334	50,666	10.00	7/26/2012
	—	40,000	5.85	9/8/2013

Donald J.B. Van der Wiel	40,000	80,000	$5.00	10/31/2012
Chief Financial Officer	20,000	40,000	7.50	10/31/2012
	20,000	40,000	10.00	10/31/2012
	—	24,000	5.85	9/8/2013

Michael D. Stout	30,000	60,000	$5.00	7/26/2012
Chief Administrative Officer	15,000	30,000	7.50	7/26/2012
	15,000	30,000	10.00	7/26/2012
	—	24,000	5.85	9/8/2013

Jeffrey J. McClintic	33,334	66,666	$5.00	7/26/2012
Vice President of Appliance Merchandising	16,666	33,334	7.50	7/26/2012
	16,666	33,334	10.00	7/26/2012
	—	10,000	5.85	9/8/2013

2007 Stock Awards

The following table provides information regarding outstanding stock awards for the named executive officers as of March 31, 2007.

Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Donald J.B. Van der Wiel(1) Chief Financial Officer	6,667	$173,342

(1)

Mr. Van der Wiel was awarded 10,000 restricted units under the Gregg Investment Corporation, LLC 2005 Restricted Unit Subscription Plan. The units vest over a three-year incentive period beginning on the award date of October 31, 2005. Units that were not vested as of March 31, 2007 were valued at a market price of $26.00 per unit based on the analysis of our compensation committee. The compensation committee retained an independent third-party valuation firm which provided a report as of February 14, 2007 to assist it in valuing our common stock. The number of units does not reflect the stock split of the Company approved by the Board of Directors on June 14, 2007.

2007 Stock Vested

The following table provides information regarding stock held by the named executive officers that vested during the fiscal year ended March 31, 2007.

Name	Stock Awards
	Number of Shares Acquired on Vesting	Value Realized on Vesting
Donald J.B. Van der Wiel(1) Chief Financial Officer	3,333	$66,660

(1)	Mr. Van der Wiel was awarded 10,000 restricted units under the Gregg Investment Corporation, LLC 2005 Restricted Unit Subscription Plan. Units vest over a three-year incentive period beginning on the award date of October 31, 2005. Value realized on vesting was calculated based on a market price of $20.00 per unit based on the analysis of our compensation committee. The compensation committee retained an independent third-party valuation firm which provided a report as of September 8, 2006 to assist it in valuing the common stock of Gregg Appliances. The number of units does not reflect the stock split of the Company approved by the Board of Directors on June 14, 2007.

Nonqualified Deferred Compensation

The following table sets forth certain information regarding the nonqualified deferred compensation of the named executive officers as of fiscal year ended March 31, 2007.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance in Last FYE ($)
Jerry W. Throgmartin Chairman and Chief Executive Officer	$—	$39,423	$39,423	$—	$220,296

Dennis L. May President and Chief Operating Officer	$—	$34,622	$34,622	$—	$169,475

Donald J.B. Van der Wiel Chief Financial Officer	$—	$24,000	$24,000	$—	$24,000

Michael D. Stout Chief Administrative Officer	$—	$30,388	$30,388	$—	$151,196

Jeffrey J. McClintic Vice President of Appliance Merchandising	$—	$22,556	$22,556	$—	$116,095

(1)	See description of the Non-Qualified Deferred Compensation Plan in the “—Grants of Plan Based Awards” section. Our contributions and aggregate earnings in fiscal 2007 in the “Nonqualified Deferred Compensation” table are also included in the “Summary Compensation Table” under “Non-Equity Incentive Plan Compensation”. The following table shows our contribution to each named executive officer’s account.

Name	Contribution	Interest(a)	Total
Jerry W. Throgmartin	$30,380	$9,044	$39,423
Dennis L. May	27,880	6,743	34,622
Donald J.B. Van der Wiel	24,000	—	24,000
Michael D. Stout	24,348	6,040	30,388
Jeffrey J. McClintic	17,879	4,677	22,556

(a)	Simple interest is calculated based on an interest rate of 5% applied to the balance as of April 1, 2006.

In April 2000, we adopted the H.H. Gregg Nonqualified Deferred Compensation Plan, which provides unfunded, non-tax qualified deferred compensation benefits to selected executives of our company. The plan participants are generally our creditors. A participant’s account is credited annually with a percentage of the participant’s base salary that varies in accordance with a financial target as established by our compensation committee and the participant’s employment classification. Accounts may be credited with interest annually at our discretion. Vesting occurs when the participant reaches age 55 while still employed, after ten years of continuous service or on death or disability. Accounts are forfeited upon a termination for cause. Benefits are payable in one lump sum in cash upon the later of termination of employment or the attainment of age 55. The aggregate balance for all participants in the plan as of March 31, 2006 and 2007 was approximately $2.3 million and $3.1 million, respectively.

Employment Agreements

In connection with our recapitalization, we entered into employment agreements with Jerry W. Throgmartin, our Chairman and Chief Executive Officer, and Dennis L. May, our President and Chief Operating Officer.

Each of the employment agreements provides for a two-year term. The agreements provide for a base salary of $300,000 for the first year, subject to increase, for Mr. Throgmartin and $250,000 per year for the first year, subject to increase, for Mr. May. Mr. May also is entitled to receive an annual cash bonus of up to approximately 120% of his base salary based on the achievement of EBITDA targets in accordance with our existing bonus plan. In addition, each of Messrs. Throgmartin and May participates in our pension and welfare plans, programs and arrangements that are generally available to our executives. Pursuant to the terms of the employment agreements, if we terminate the executive without “cause,” the executive will receive a continuation of his base salary and continued coverage under health and insurance plans (or substantially equivalent benefits) for the remainder of the term of the employment agreement, plus a pro-rated bonus for the year in which the executive was terminated.

For purposes of the agreements, “cause” means the executive’s (i) repeated failure to perform his duties in a manner reasonably consistent with the criteria established by our board of directors and communicated to the executive after written notice and an opportunity to correct his conduct; (ii) breach of any statutory, contractual or common law duty of loyalty or care or other conduct that demonstrates dishonesty or deceit in his dealings with us; (iii) misconduct which is material to the performance of his duties to us, including the disclosure of confidential information or a breach of his non-competition or non-solicitation obligations; (iv) conduct causing or aiding a breach by us of our agreement under the stockholders agreement not to terminate our independent auditors or engage any outside auditor or any other accounting firm to perform any non-audit services for us; or (v) commission of any crime involving moral turpitude or any felony.

Mr. Throgmartin’s agreement contains covenants prohibiting Mr. Throgmartin for the later of October 19, 2010 or for so long as he receives severance benefits from us, from competing with us in the contiguous United States and from soliciting our employees for employment. In addition, Mr. Throgmartin’s agreement provides for his use of our corporate airplane for up to 20 hours per year for personal purposes at our expense. Mr. Throgmartin’s employment agreement was amended effective April 13, 2007 to provide that Mr. Throgmartin is entitled to a reasonable number of vacation days per year and to allow Mr. Throgmartin to participate in our health plan until age 65 so long as Mr. Throgmartin pays the related premium cost after he is no longer our employee. In addition, we have agreed to assign to Mr. Throgmartin our interest in a key-man life insurance policy on the life of Mr. Throgmartin after he is no longer employed by us. After this assignment, Mr. Throgmartin will pay the premiums for this policy.

Mr. May’s agreement contains covenants prohibiting Mr. May for the later of October 19, 2007 or for so long as he receives severance benefits from us, from competing with us in the states in which we have or plan to have stores, and all states contiguous to such states, and from soliciting our employees for employment.

During fiscal 2006, we entered into an employment agreement with Donald J.B. Van der Wiel, our Chief Financial Officer. The employment agreement provides for an annual base salary of $225,000 for the first year, subject to increase, which is reviewed annually for adjustment at the discretion of the compensation committee of our board of directors. Mr. Van der Wiel is also entitled to receive an annual cash bonus of up to 120% of his base salary based on the achievement of EBITDA targets in accordance with our existing bonus plan. For fiscal 2006, Mr. Van der Wiel was guaranteed a cash bonus of $100,000. In addition, Mr. Van der Wiel participates in our pension and welfare plans, programs and arrangements that are generally available to our executives. Pursuant to the terms of the employment agreement, if we terminate Mr. Van der Wiel without “cause,” he will receive his base salary for a period of 12 months following his departure from our company. Mr. Van der Wiel will not be eligible to participate in any of our welfare or benefit plans after the date of his termination for any future period except for the right to receive benefits which have vested under any plan in accordance with the terms of the plan. In addition, Mr. Van der Wiel will not be eligible to receive any cash bonus for our fiscal year during which his termination occurs and any later year.

Potential Payments Upon Termination or Change in Control Table

The following table provides an estimate of the inherent value of each of our named executive officer’s employment agreement described above, assuming the agreements were terminated on March 31, 2007, the last day of fiscal 2007. Please refer to “—Employment Agreements” for more information.

Executive and Benefits	Voluntary Termination, Retirement or For Cause (a)	Disability	Death	Termination by Company Other than Retirement, Disability, Death, or Without Cause
Jerry W. Throgmartin
Salary Continuation (b)	$—	$151,899	$607,595	$607,595
Non-Equity Incentive Plan Compensation (c)	$—	$—	$—	$39,423
Stock Options (d)	$—	$—	$—	$—
Healthcare (e)	$—	$103,200	$—	$11,952

Dennis L. May
Salary Continuation (b)	$—	$139,399	$557,594	$557,594
Non-Equity Incentive Plan Compensation (c)	$—	$—	$—	$364,622
Stock Options (d)	$—	$—	$—	$—
Healthcare (e)	$—	$103,200	$—	$11,952

Donald Van der Wiel
Salary Continuation (f)	$—	$—	$240,000	$240,000
Non-Equity Incentive Plan Compensation (g)	$—	$—	$—	$—
Stock Options (d)	$—	$—	$—	$—
Healthcare (h)	$—	$—	$—	$—

(a)	Termination for cause makes an executive ineligible to receive base salary or to participate in any employee benefit plans for the remainder of the term of the employment agreement, except for the right to receive benefits that have vested under any plan.
(b)	Executives are eligible to receive the then current base salary for the remainder of the term of the employment agreement upon a termination by us other than for cause or disability. Upon the death of an executive, the base salary for the remainder of the term of the employment agreement will be paid to the executive’s beneficiary or estate. Upon disability, the executive is entitled to receive his base salary for six months before we can terminate his employment.
(c)	An executive is entitled to receive a pro-rata share of the annual bonus for the portion of the year during which the executive was employed if he is terminated by us without cause. If the executive is terminated for cause, he is not entitled to any bonus for the fiscal year during which the termination occurs. This amount includes both amounts earned under the Bonus Plan and the Nonqualified Deferred Compensation Plan. All executives other than Mr. Throgmartin participate in the “Company Officer Personal Bonus Plan” or bonus plan. See “—Grants of Plan Based Awards Table” and “ Compensation Discussion and Analysis” for more information.
(d)	Upon a termination of employment or the death of the executive, the options terminate, except that options can be exercised to the extent that the options were exercisable on the date of termination. The options can be exercised for the following periods: (i) 90 days, following termination by us or the voluntary resignation of the executive or (ii) 120 days following the death or disability of the executive. If the executive is terminated by us for cause, the options terminate immediately. See “—Outstanding Equity Awards at Fiscal Year End” and “—2007 Grants of Plan Based Awards” for more information.
(e)	Upon a termination without cause or disability, the executive is entitled to receive continued coverage under the then existing health care plans for the remainder of the term of the employment agreement, and if the plan does not permit such continued coverage, then we are obligated to provide a substantially similar and no less favorable benefit. If the executive becomes permanently disabled, as defined in the employment agreement, and we exercise the right to terminate the employment of the executive, he is entitled to receive disability benefits in accordance with the disability policy maintained by us.
(f)	If Mr. Van der Wiel’s employment is terminated by us without cause he is entitled to his current base salary for a period of 12 months. The salary will be paid in accordance with our then current payroll practice.
(g)	Following a termination without cause by us, Mr. Van der Wiel is not eligible to receive any bonus for the fiscal year during which the termination occurs.
(h)	Mr. Van der Wiel is not eligible to participate in any executive benefit plans after the date of termination, except for the right to receive benefits that have vested under any such plan.

Employee Benefit Plans

Stock Option Plan. Our board of directors approved the adoption of the Gregg Appliances, Inc. 2005 Stock Option Plan on March 8, 2005. The existing stock option plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code and nonqualified stock options to our officers, directors, consultants and key employees. An aggregate of 5,000,000 shares of common stock is reserved for issuance under the stock option plan. As of the date of this Annual Report on Form 10-K, options to purchase an aggregate of 3,978,666 shares were granted under the stock option plan. The shares of common stock reserved under the Stock Option Plan will be reduced as options terminate or expire.

Restricted Unit Plan. On June 14, 2005, GIC adopted the Gregg Investment Corporation, LLC 2005 Restricted Unit Subscription Plan pursuant to which certain of our employees, directors, and consultants are given the opportunity to purchase units in GIC. The units may be issued by GIC at the discretion of its managing member for a purchase price equal to the fair market value of the units, as determined by our board of directors. As of the date of this Annual Report on Form 10-K, GIC issued 288,550 Series A Units to our employees and directors. The number of units does not reflect the Company’s stock split that was approved by the Board of Directors on June 14, 2007. All Series A Units were issued at a purchase price of $10.00 per unit.

401(k) Plan. We maintain the Gregg Appliances, Inc. Employees Retirement Plan, or 401(k) Plan, a profit-sharing plan with salary deferral and matching contribution features. The 401(k) Plan covers all of our employees who have reached age 21 and performed at least 1,000 hours of service within a 12-month period. After one year of service, employees may contribute up to 60% of their pre-tax compensation to the 401(k) Plan, subject to limitations imposed by the Code. We may make a discretionary matching contribution to participants who make salary deferral contributions to the 401(k) Plan, and may also make discretionary profit sharing contributions in proportion to compensation for each participant who is employed on the last day of the year or has completed at least 501 hours of service in the year. Corporate officers participate in the 401(k) Plan on the same basis as all other employees. Amounts credited to the 401(k) Plan matching contribution accounts of our named executive officers for fiscal 2005 are included in the Summary Compensation Table above under “All Other Compensation”.

2007 Director Compensation

Directors who are also our employees or who beneficially own, or are employees of entities that beneficially own, more than 20% of our common stock do not receive any compensation for their services on our board, other than reimbursement for out-of-pocket expenses. Our other directors are compensated for their services as described below.

Messrs. Castellani and Smith each (i) received an initial option grant upon their appointment to our board of 100,000 options, (ii) received annual option grants of 10,000 options, (iii) received a retainer of $35,000 payable quarterly in arrears and (iv) were reimbursed for out-of-pocket expenses. In addition, Mr. Smith received $15,000 as an annual retainer for serving as Chairman of our audit committee, payable quarterly in arrears.

Mr. Starrett, as compensation for serving as Vice Chairman of our board, (i) received an initial option grant of 200,000 options, (ii) received an annual option grant of 10,000 options, (iii) received a $50,000 annual retainer and (iv) was reimbursed for out-of-pocket expenses.

The information provided in the following table reflects the compensation received by our directors, excluding directors who are also our employees or who beneficially own, or are employees of entities or affiliates of entities that beneficially own, more than 20% of our common stock and, therefore, received no compensation for their service on our board in fiscal 2007.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total
Lawrence Castellani	$35,000	$—	$4,624	$—	$39,624
Charles Rullman	$8,750	$—	$—	$—	$8,750
Michael Smith	$50,000	$—	$4,624	$—	$54,624
Peter Starrett	$50,000	$—	$4,624	$—	$54,624

Our compensation committee has approved an increase in compensation for our directors for fiscal 2008. Directors who are also our employees or who beneficially own, or are employees of entities or affiliates of entities that beneficially own, more than 20% of our common stock, will continue to receive only reimbursement for out-of-pocket expenses. Each director who is not our employee or who does not beneficially own, or is not an employee of an entity or affiliate of an entity that beneficially owns, more than 20% of our common stock will receive an annual retainer of $50,000 and an annual grant of 5,000 options. New directors will also receive an initial grant of 5,000 options upon appointment to our board. The Chairman of the audit, nominating and corporate governance and compensation committees will receive an additional annual retainer of $10,000.

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

Additional Information with Respect to Compensation Committee Interlocks

The compensation committee of our board of directors determines the compensation of our officers and directors. None of our executive officers currently serves on the compensation committee or board of directors of any other company of which any members of our board of directors or our compensation committee is an executive officer.

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

The percentages of common stock beneficially owned are based on 28,491,600 shares of common stock outstanding as of June 15, 2007.

Name	Amount of Beneficial Ownership	Percent of Class
Freeman Spogli & Co. LLC (1)	22,934,376	80.5%
John M. Roth (2)	22,934,376	80.5%
Jerry W. Throgmartin(3)	3,563,167	12.3%
Dennis L. May(4)	1,314,085	4.6%
Donald J.B. Van der Wiel(5)	80,000	*
Michael D. Stout(6)	120,000	*
Jeffrey J. McClintic(7)	133,333	*
Michael G. Larimer(8)	133,333	*
Gregg W. Throgmartin(9)	1,562,639	5.5%
Lawrence P. Castellani (10)	66,667	*
Benjamin D. Geiger (2)	—	—
Michael L. Smith(11)	66,667	*
Charles P. Rullman	—	*
Peter M. Starrett (12)	133,333	—
All directors and officers as a group (12 individuals)(13)	28,544,961	95.4%

*	Less than 1%

(1)	22,934,376 shares of our common stock are held of record by Gregg Investment Corporation, LLC, or GIC. FS Equity Partners V, L.P., or FSEP V, owns a majority of the equity interests in GIC and is the Managing Member of GIC. FS Capital Partners V, LLC, as the general partner of the Managing Member of GIC, has the sole power to vote and dispose of the shares of our common stock owned by GIC. Messrs. Mark J. Doran, John M. Roth, Bradford M. Freeman, Todd W. Halloran, Jon D. Ralph, J. Frederick Simmons and William M. Wardlaw are the managing members of FS Capital Partners V, LLC, and Messrs. Doran, Freeman, Halloran, Ralph, Roth, Simmons and Wardlaw are the members of Freeman Spogli & Co., and as such may be deemed to be the beneficial owners of the shares of our common stock and rights to acquire our common stock owned by FSEP V. Messrs. Doran, Roth, Freeman, Halloran, Ralph, Roth, Simmons and Wardlaw each disclaims beneficial ownership in the shares except to the extent of his pecuniary interest in them. The business address of GIC, FSEP V, FS Capital Partners V, LLC and Mr. Roth is c/o Freeman Spogli & Co. LLC, 299 Park Avenue, 20th Floor, New York, NY 10171.
(2)	The business address of Messrs. Geiger and Roth is c/o Freeman Spogli & Co. LLC, 299 Park Avenue, 20th Floor, New York, NY 10171.
(3)	Includes 2,000,000 shares of our common stock held of record by the Jerry W. Throgmartin 2007 Grantor Retained Annuity Trust for which Mr. Throgmartin is the trustee and has the sole power to vote and dispose of such shares. Includes 506,667 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 15, 2007.
(4)	Includes 202,667 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 15, 2007.
(5)	Includes 80,000 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 15, 2007.
(6)	Includes 120,000 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 15, 2007.
(7)	Includes 133,333 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 15, 2007.
(8)	Includes 133,333 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 15, 2007.
(9)	Includes 173,333 shares of common stock issuable upon exercise of options exercisable within 60 days of June 15, 2007.
(10)	Includes 66,667 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 15, 2007.
(11)	Includes 66,667 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 15, 2007.
(12)	Includes 133,333 shares of our common stock issuable upon exercise of options exercisable within 60 days of June 15, 2007.
(13)	Includes 506,667, 202,667, 80,000, 120,000, 133,333, 133,333, 66,667, 66,667 and 133,333 shares of our common stock issuable upon exercise of options granted to Messrs. J. Throgmartin, May, Van der Wiel, Stout, McClintic, Larimer, Castellani, Smith and Starrett, respectively, exercisable within 60 days of June 15, 2007.

ITEM 13.	Certain Relationships and Related Transactions.

Affiliate Leases

We lease our headquarters, which includes a store, a corporate training center and a central distribution and warehouse facility, and ten additional stores (including stores leased from the entities required to be consolidated with us prior to the recapitalization) from W. Gerald Throgmartin, the father of Jerry W. Throgmartin, and entities controlled by Jerry W. Throgmartin and his siblings, or companies or trusts affiliated with Jerry W. Throgmartin. We believe the affiliate leases are “arm’s length,” such that the terms are no less favorable to us than non-affiliate leases. All affiliate leases are on a triple net basis. Rent expense for these affiliate leases was $4.2 million, $3.8 million and $4.2 million for fiscal 2005, 2006 and 2007, respectively.

Until September 30, 2004, we also leased seven stores (including stores leased from the entities required to be consolidated with us prior to the recapitalization) from R. Don Throgmartin, Jerry W. Throgmartin’s uncle. All of these properties were sold to unaffiliated third parties on September 30, 2004. We believe that these leases are “arm’s length,” such that the terms of these leases are no less favorable to us than our non-affiliate leases. Rent expense for these affiliate leases was $1.0 million in fiscal 2005.

We lease our corporate airplane from Throgmartin Leasing, LLC, an entity controlled by W. Gerald Throgmartin, the father of Jerry W. Throgmartin. During fiscal 2005, 2006 and 2007 we paid rent of $0.3 million for each period to Throgmartin Leasing, LLC for use of the airplane. In addition, we also paid $0.5 million, $0.6 million, and $0.7 million during fiscal 2005, 2006 and 2007, respectively, for the corporate airplane’s operating costs. W. Gerald Throgmartin, the beneficial owner of the airplane, uses the airplane for a certain number of hours per year in exchange for a reduced per hour rental rate. We believe that the lease of our corporate airplane is “arm’s length,” such that the terms of this lease are no less favorable to us than those of a non-affiliate lease would be.

Stockholders Agreement

Under the stockholders agreement with Freeman Spogli, GIC, Jerry W. Throgmartin, Gregg W. Throgmartin and Dennis L. May, prior to an initial public offering by us or such time as a stockholder transfers more than 50% of the shares of our common stock held by the stockholder immediately following the recapitalization, GIC, Messrs. J. Throgmartin, G. Throgmartin and May have the right to purchase their pro rata share of some new issuances of our securities, including some issuances of our common stock. The stockholders agreement prohibits Messrs. J. Throgmartin, G. Throgmartin and May from transferring any of their shares of our common stock until February 3, 2008 (other than permitted transfers to family trusts or similar entities for the benefit of immediate family members and transfers by Mr. May to Messrs. J. Throgmartin and G. Throgmartin following a termination of Mr. May’s employment agreement by us without “cause” (as defined in his employment agreement discussed above in “Compensation Discussion and Analysis—Employment Agreements”)). Other than these permitted transfers, from February 3, 2008 to February 3, 2010 these three stockholders may transfer no more than 50% of the shares of our common stock that they owned immediately following the closing of the recapitalization. In addition, prior to an initial public offering by us or such time as GIC transfers more than 50% of the shares of our common stock held by it immediately following the recapitalization, any transfers of our common stock by Messrs. J. Throgmartin, G. Throgmartin and May (other than permitted transfers by these stockholders to immediate family, family trusts or similar entities for the benefit of immediate family members) are subject to rights of first refusal in favor of GIC and any third person designated by GIC including us. The stockholders agreement further provides tag-along rights such that (1) upon transfers of our common stock by Messrs. J. Throgmartin, G. Throgmartin or May, GIC shall have the right to participate in such sales on a pro rata basis and (2) upon transfers of our common stock by GIC, Messrs. J. Throgmartin, G. Throgmartin and May shall have the right to participate in such sales on a pro rata basis. A sale by Freeman Spogli of its equity interest in GIC is considered a sale of our common stock for purposes of the tag-along rights under the stockholders agreement. In addition, if GIC sells any shares of our common stock to a third-party buyer or if Freeman Spogli sells all or a substantial percentage of its equity interest in GIC, each of Messrs. J. Throgmartin, G. Throgmartin and May will be obligated to sell, at the request of GIC or Freeman Spogli, as applicable, the same percentage of the shares of common stock and other securities beneficially held by him.

The stockholders agreement further provides that the parties will vote at each regular or special meeting of our stockholders to elect to our board of directors, Jerry W. Throgmartin, Dennis L. May and each board nominee selected by GIC. GIC may establish the size of our board of directors in its sole discretion. The rights of each of these parties to be represented on our board of directors (and GIC’s right to establish the size of our board of directors) terminate at such time as the stockholder transfers more than 50% of the shares of our common stock held by the stockholder immediately after the recapitalization. In addition, the presence of a director who is an employee or member of Freeman Spogli or its affiliates is required to constitute a quorum for all board meetings and any director who is an employee or member of Freeman Spogli or its affiliates may call for a stockholder vote on any matter that comes before the board of directors provided that the board of directors has a full and fair opportunity to discuss the matter and may adjourn the board of directors meeting for this purpose. In addition, each of the stockholders party to the stockholders agreement agrees to vote in favor of certain actions if presented to our board, including reorganizing our company as a Delaware corporation and reorganizing our company in preparation for an initial public offering of our common stock. We have agreed that we will not, without GIC’s consent, terminate our independent auditor, KPMG LLP, or hire another outside accounting firm to assist us with any audit. For so long as the junior notes remain outstanding, the stockholders agreement provides that neither Freeman Spogli nor GIC may take any action or cause or authorize any nominated members of our board who are stockholders, employees or members of Freeman Spogli to cause our board of directors (i) to declare a dividend or other distribution in favor of our stockholders before the consummation of an offer and sale of our common stock that has been declared effective by the SEC other than the repurchase, redemption or other acquisition or retirement for value of any of our equity interests or that of our subsidiaries held by any current or former officer, director or employee pursuant to any equity subscription agreement, stock option agreement, stockholders agreement or similar agreement or (ii) to loan money or pay any fees to Freeman Spogli other than the payment of fees for financial or mergers and acquisitions advisory, financing, underwriting or placement services in connection with financings, acquisitions or divestitures. In the event of a violation of either clause (i) or (ii) above, Freeman Spogli and GIC are to refund to us any property lost as a result of the violation. Additionally, Freeman Spogli and GIC may not cause or authorize and nominate members of our board of directors who are stockholders, employees, or members of Freeman Spogli to approve a resolution or issue or approve an order to any of our officers or employees that prohibits or restricts the payment of any cash interest due to a holder of a junior note in accordance with its terms, unless such nominee determines in good faith at a duly noticed board meeting, that it is in our best interest and the interest of our stockholders to prohibit or restrict such cash interest payment.

Registration Rights Agreement

In connection with the recapitalization, GIC and Messrs. J. Throgmartin, G. Throgmartin and May entered into a registration rights agreement with respect to all the shares of common stock of Gregg Appliances that they hold. Under the registration rights agreement, GIC may at any time, and Messrs J. Throgmartin, G. Throgmartin and May, beginning 180 days after the consummation of an initial public offering of the common stock of Gregg Appliances, require Gregg Appliances to register for resale under the Securities Act their shares of common stock.

Consulting Agreement

We have a consulting agreement with W. Gerald Throgmartin. Given his long history with our company and his industry insights, Mr. Throgmartin provides advice to the chief executive officer regarding various aspects of the industry including relationships with vendors, geographic expansion, corporate and strategic philosophies and infrastructure leveraging. The agreement requires us to pay consulting fees in an amount of $25,000 per year and permits Mr. Throgmartin to continue to participate in our health and disability insurance plans on the same basis as our employees through the term of this agreement. The agreement expires on February 3, 2010. We believe that the consulting agreement is “arm’s length,” such that the terms of the agreement are no less favorable to us than a non-affiliate consulting agreement.

Life Insurance Policy

In September 2005, Jerry W. Throgmartin, along with certain members of his immediate family, acquired a whole key-man life insurance policy for W. Gerald Throgmartin that had previously benefited our company for a purchase price of $1.1 million. The purchase price of the life insurance policy equaled the cash surrender value of the policy. The transaction was approved by our board of directors. We believe that the sale of the policy is “arm’s length,” such that the terms of the sale are no less favorable to us than a non-affiliate sale.

Purchase of Land

In December 2005, Jerry W. Throgmartin, along with certain members of his immediate family, acquired land owned by us located in Ohio for a purchase price of $1.4 million paid in the form of a promissory note. The promissory note was payable on demand by us without interest. Our board determined the purchase price to be the fair market value of the land. On February 3, 2006, Mr. Throgmartin paid all amounts due under the note in cash.

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

In September 2003, in connection with his purchase of 90,000 shares of our common stock, Dennis L. May, our President, Chief Operating Officer, and a Director, executed a nonrecourse installment promissory note payable to Gregg Appliances in the principal amount of $8,500,050, which bore interest at 5.08% per annum. The entire amount of principal and interest was repaid in full in connection with the recapitalization. The largest aggregate amount of indebtedness outstanding since the date of execution was $8,788,704. The note was secured by a pledge of the 90,000 shares of our common stock purchased by Mr. May.

Payments Relating to the Recapitalization

In connection with the recapitalization, certain of our equity holders prior to the recapitalization received consideration in an aggregate amount of approximately $286.1 million in exchange for their shares of our common stock. As part of the consideration, we issued Jerry W. Throgmartin, Gregg W. Throgmartin, our Vice President of Sales, and Dennis L. May aggregate $18.75 million principal amount of junior notes with a fair value of $12.9 million. Jerry W. Throgmartin, Gregg W. Throgmartin and Dennis L. May each retained and did not receive cash in the recapitalization for a portion of shares of our common stock held by them with an aggregate value of approximately $27.8 million. Freeman Spogli received an advisory services fee of $4.0 million for its services provided to us in structuring and arranging the recapitalization. In addition, Mr. Starrett received $250,000 in connection with his services provided to our company in connection with the recapitalization.

S Corporation Distribution and Tax Indemnification

Prior to the recapitalization, we were treated for U.S. federal and certain state income tax purposes as an S corporation under Subchapter S of the Code and comparable state laws. As a result, our earnings had been taxed, with certain exceptions, directly to our stockholders rather than to us, leaving our stockholders responsible for paying income taxes on these earnings. We historically paid distributions to our stockholders to enable them to pay their income tax liabilities as a result of its status as an S corporation and, from time to time, to distribute previously undistributed S corporation earnings and profits. We made aggregate cash distributions to our stockholders of $14.3 million during fiscal 2005 and no cash distributions to our shareholders during fiscal 2006 or fiscal 2007. Our S corporation status terminated as a result of the recapitalization. The merger agreement requires that our stockholders prior to the recapitalization indemnify us for any taxes imposed on us relating to any invalidity of our S corporation election under the Code.

ITEM 14.	Principal Accountant Fees and Services.

The following table presents aggregate fees for professional services rendered by our principal accounting firm, KPMG, for the audit of our annual consolidated financial statements for the years ended March 31, 2007 and 2006.

	Fiscal 2006	Fiscal 2007
Audit fees (1)	$202,000	$227,000
Audit related fees (2)	—	25,000
All other fees (3)	—	16,000

Total fees billed	$202,000	$268,000

(1)	Audit fees are comprised of annual audit fees, quarterly review fees and consultation fees on accounting issues.
(2)	Fees incurred in fiscal 2007 related to the Form S-1 filing of hhgregg, Inc.
(3)	Fees associated with documentation of our internal control environment.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The audit committee evaluates and considers whether the services rendered by KPMG, except for services rendered in connection with its audit of our annual consolidated financial statements, are compatible with maintaining KPMG’s independence pursuant to Independence Standards Board Standard No. 1. The audit committee has reviewed the nature of non-audit services provided by KPMG and has concluded that these services are compatible with maintaining the firm’s ability to serve as our independent auditors.

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

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger, dated October 19, 2004, among the Company, Gregg Investment Corporation, LLC (“GIC”), GIC Corporation (“Merger Sub”) and Jerry W. Throgmartin (on his own behalf and as trustee for the Jerry W. Throgmartin Charitable Trust and the Jerry W. Throgmartin Irrevocable Trust for the benefit of Christy and Nicky Throgmartin), Gregg William Throgmartin, Kelli Throgmartin Ball, Sandra M. Throgmartin, Janice K. Malone, Monica L. Adams, William G. Throgmartin and Dennis L. May (the “Sellers”).

2.2(1)	First Amendment to the Agreement and Plan of Merger, dated January 13, 2005, among the Company, GIC, Merger Sub and the Sellers.

2.3(1)	Second Amendment to the Agreement and Plan of Merger, dated January 31, 2005, among the Company, GIC, Merger Sub and the Sellers.

2.4(2)	Incorporation and Exchange Agreement, dated April 12, 2007, by and among Gregg Appliances, GIC, the Jerry W. Throgmartin 2007 Grantor Retained Annuity Trust, Jerry W. Throgmartin, Gregg William Throgmartin, Dennis L. May, FS Equity Partners V, L.P., FS Affiliates V, L.P., California State Teachers’ System, A.S.F. Co-Investment Partners II, L.P. and hhgregg, Inc.

3.1(1)	Amended and Restated Articles of Incorporation of the Company.

3.2	Amendment to Amended Restated Articles of Incorporation of the Company

3.3(1)	Amended and Restated Bylaws of the Company.

4.1(1)	Indenture, dated February 3, 2005, among the Company, the Guarantor and Wells Fargo Bank, National Association (the “Trustee”).

4.2(1)	Stockholders Agreement, dated February 3, 2005, among Gregg Appliances, GIC, FS Equity Partners V, L.P., (the “Sponsor”) and Jerry W. Throgmartin, Gregg William Throgmartin and Dennis L. May (the “Existing Stockholders”).

4.3(1)	First Amendment to the Stockholders Agreement, dated March 8, 2005, among Gregg Appliances, GIC, the Sponsor, and the Existing Stockholders.

4.4(1)	Registration Rights Agreement, dated February 3, 2005, among the Company, GIC, and the Existing Stockholders.

4.5(1)	Form of Certificate of 9% Senior Notes due 2013.

10.1(1)	Employment Agreement, dated October 19, 2004, between the Company and Jerry W. Throgmartin.

Exhibit Number	Description of Document
10.2(2)	Amendment No. 1 to Employment Agreement, dated April 12, 2007, between the Company and Jerry W. Throgmartin.

10.3(1)	Employment Agreement, dated October 19, 2004, between the Company and Dennis L. May.

10.4(1)	Compensation Agreement, dated September 7, 2004, between the Company and John S. Hickey.

10.5(1)	Supplemental Retirement Executive Retirement Plan, dated April 1, 2000.

10.6(1)	Amendment No. 1 to Supplemental Retirement Executive Retirement Plan, dated December 26, 2004.

10.7(1)	Non-Standardized Adoption Agreement of the Company, dated January 29, 2005.

10.8(1)	Form of 6% Junior Subordinated Note.

10.9(1)	Loan and Security Agreement, dated February 3, 2005 (the “Loan and Security Agreement”), among the Company, the Guarantor, the lenders party thereto, Congress Financial Corporation (Central) (“Congress”), Wachovia Capital Markets, LLC and Wachovia Bank National Association.

10.10(6)	Amendment No. 1 to Loan and Security Agreement, dated February 3, 2005.

10.11(7)	Amendment No. 2 to Loan and Security Agreement, dated January 17, 2007.

10.12(1)	Pledge and Security Agreement, dated February 3, 2005, executed by the Company in favor of Congress.

10.13(1)	Trademark Collateral Assignment and Security Agreement, dated February 3, 2005 between the Company and Congress.

10.14(1)	Collateral Assignment of Merger Agreement, dated February 3, 2005 executed by the Company in favor of Congress.

10.15(1)	Guarantee, dated February 3, 2005 executed by the Guarantor in favor of Congress.

10.16(1)	Subsidiary Guarantee of the Guarantor, dated February 3, 2005.

10.17(1)	Gregg Appliances Inc. 2005 Stock Option Plan, dated March 8, 2005.

10.18(2)	Amendment No. 1 to 2005 Stock Option Plan, dated April 12, 2007.

10.19(1)	Gregg Investment Corporation, LLC Restricted Unit Plan.

10.20(1)	Consulting Agreement, dated February 3, 2005, between W. Gerald Throgmartin and the Company.

Exhibit Number	Description of Document
10.21(4)	Severance Agreement, dated October 25, 2005, between Gregg Appliances and Donald J. B. Van der Wiel.

14.1(8)	Finance Code of Ethics

21.1(1)	List of our Subsidiaries.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-4 filed with the SEC on July 8, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2007.
(3)	Incorporated by reference from Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 18, 2005.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2005.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2005.
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2006.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2007.
(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on June 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREGG APPLIANCES, INC.

By:	/s/ Jerry W. Throgmartin
Jerry W. Throgmartin Chief Executive Officer

By:	/s/ Donald J.B. Van der Wiel
Donald J.B. Van der Wiel Principal Financial and Accounting Officer

Dated: June 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry W. Throgmartin Jerry W. Throgmartin	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2007

/s/ Donald J.B. Van der Wiel Donald J.B. Van der Wiel	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2007

/s/ Dennis L. May Dennis L. May	President and Chief Operating Officer and Director	June 29, 2007

/s/ Lawrence P. Castellani Lawrence P. Castellani	Director	June 29, 2007

/s/ Benjamin D. Geiger Benjamin D. Geiger	Director	June 29, 2007

/s/ John M. Roth John M. Roth	Director	June 29, 2007

/s/ Charles P. Rullman Charles P. Rullman	Director	June 29, 2007

/s/ Michael L. Smith Michael L. Smith	Director	June 29, 2007

/s/ Peter M. Starrett Peter M. Starrett	Director	June 29, 2007